Form 10-Q
period 1996-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1996-07-26
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                 Commission File Number
March 31, 1996                                               0-14386

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
             (Exact Name of Registrant as specified in its charter)


        Delaware                                      16-1245153
(State of Formation)                      (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)


As of March 31, 1996 the issuer had 23,365.9 units of limited partnership interest outstanding.

                    REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                    --------------------------------------------------

                                      INDEX
                                      -----


                                                                    PAGE NO.
                                                                    --------
PART I:     FINANCIAL INFORMATION
- -------     ---------------------

            Balance Sheets -
                  March 31, 1996 and December 31, 1995                  3

            Statements of Operations -
                  Three Months Ended March 31, 1996 and 1995            4

            Statements of Cash Flows -
                  Three Months Ended March 31, 1996 and 1995            5

            Statements of Partners' (Deficit) -
                  Three Months Ended March 31, 1996 and 1995            6

            Notes to Financial Statements                             7 - 15


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- --------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS            16 - 17
            ---------------------------------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)

                                                          March 31,     December 31,
                                                            1996           1995
                                                       ------------    ------------
ASSETS

Property, at cost:
     Land                                              $  1,773,922    $  1,773,922
     Buildings and improvements                          27,641,015      27,641,015
     Furniture, fixtures and equipment                    2,711,794       2,711,794
                                                       ------------    ------------
                                                         32,126,731      32,126,731
     Less accumulated depreciation                       13,320,625      13,104,388
                                                       ------------    ------------
          Property, net                                  18,806,106      19,022,343

Interest and other receivables                               36,071          65,026
Note receivable                                             161,053         154,875
Mortgage costs, net of accumulated amortization
     of $439,409 and $634,587                               277,589         172,966
Other assets                                              1,240,419         567,583
                                                       ------------    ------------

            Total Assets                               $ 20,521,239    $ 19,982,793
                                                       ============    ============


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Cash overdraft                                    $    127,186    $    252,805
     Mortgages and notes payable                         20,086,411      19,414,288
     Accounts payable and accrued expenses                1,035,439         991,181
     Accounts payable - affiliates                        2,440,405       2,220,847
     Accrued interest                                       109,705         156,525
     Security deposits and prepaid rents                    332,517         414,471
                                                       ------------    ------------
            Total Liabilities                            24,131,664      23,450,117
                                                       ------------    ------------

Minority interest in joint venture                           51,426          54,583
                                                       ------------    ------------

Partners' (Deficit):
     General partners                                      (682,834)       (678,636)
     Limited partners                                    (2,979,017)     (2,843,271)
                                                       ------------    ------------
           Total Partners' (Deficit)                     (3,661,851)     (3,521,907)
                                                       ------------    ------------

           Total Liabilities and Partners' (Deficit)   $ 20,521,239    $ 19,982,793
                                                       ============    ============




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended          Ended
                                                       March 31,      March 31,
                                                         1996           1995
                                                    -----------    -----------
Income:
     Rental                                          $ 1,384,488    $ 1,359,341
     Interest and other income                           108,552         79,657
                                                     -----------    -----------
     Total income                                      1,493,040      1,438,998
                                                     -----------    -----------

Expenses:
     Property operations                                 661,362        804,074
     Interest:
          Paid to affiliates                              63,223         40,337
          Other                                          418,133        451,759
     Depreciation and amortization                       238,733        302,238
     Administrative:
          Paid to affiliates                              87,196        151,471
          Other                                          167,494        146,225
                                                     -----------    -----------
     Total expenses                                    1,636,143      1,896,104
                                                     -----------    -----------

Loss before allocated loss from joint venture           (143,103)      (457,106)

Loss allocated to minority interest                        3,159         11,322
                                                     -----------    -----------

Net loss                                             $  (139,944)   $  (445,784)
                                                     ===========    ===========

Loss per limited partnership unit                    $     (5.81)   $    (18.51)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                          23,366         23,366
                                                     ===========    ===========





                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                       Three Months Three Months
                                                            Ended        Ended
                                                          March 31,    March 31,
                                                            1996         1995

Cash flow from operating activities:
     Net loss                                            $(139,944)   $(445,784)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                         238,733      302,238
     Loss allocated to minority interest                    (3,159)     (11,322)
Changes in operating assets and liabilities:
     Interest and other receivables                         28,955       27,765
     Other assets                                         (672,836)    (190,415)
     Accounts payable and accrued expenses                  44,258      131,625
     Accrued interest                                      (46,820)        --
     Security deposits and prepaid rent                    (81,954)       8,363
                                                         ---------    ---------
Net cash (used in) operating activities                   (632,766)    (177,530)
                                                         ---------    ---------

Cash flow from investing activities:
     Capital expenditures                                     --           --
     Increase in note(s) receivable                         (6,178)        --
                                                         ---------    ---------
     Net cash (used in) investing activities                (6,178)        --
                                                         ---------    ---------

Cash flows from financing activities:
     Mortgage costs                                        (90,555)        --
     Cash overdraft                                       (125,619)      11,094
     Accounts payable - affiliates                         219,558      234,741
     Principal payments on mortgages and notes            (145,777)     (68,305)
     Proceeds from mortgage                                781,337         --
                                                         ---------    ---------
Net cash provided by financing activities                  638,945      177,530
                                                         ---------    ---------

Increase (decrease) in cash                                   --           --

Cash - beginning of period                                    --           --
                                                         ---------    ---------

Cash - end of period                                     $    --      $    --
                                                         =========    =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                              $ 464,953    $ 451,759
                                                         =========    =========
                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                        STATEMENTS OF PARTNERS' (DEFICIT)
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                     General              Limited Partners
                                    Partners
                                      Amount            Units          Amount
                                      ------            -----          ------

Balance, January 1, 1995           $  (635,751)          23,366     $(1,456,668)

Net loss                               (13,374)            --          (432,410)
                                   -----------      -----------     -----------

Balance, March 31, 1995            $  (649,125)          23,366     $(1,889,078)
                                   ===========      ===========     ===========


Balance, January 1, 1996           $  (678,636)          23,366     $(2,843,271)

Net loss                                (4,198)            --          (135,746)
                                   -----------      -----------     -----------

Balance, March 31, 1996            $  (682,834)          23,366     $(2,979,017)
                                   ===========      ===========     ===========





















                        See notes to financial statements

                    REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

1. GENERAL PARTNERS' DISCLOSURE

   In the opinion of the General Partners of Realmark Property Investors Limited Partnership IV, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1996 and 1995, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.

2. FORMATION AND OPERATION OF PARTNERSHIP

   Realmark Property Investors Limited Partnership IV (the "Partnership"), a Delaware Limited Partnership, was formed on February 12, 1985, to invest in a diversified portfolio of income-producing real estate investments.

   In April 1985, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on September 20, 1985. On June 22, 1986 the offering was concluded, at which time 23,362.9 units of limited partnership interest were outstanding, excluding 3 units held by an affiliate of the General Partners. The General Partners are Realmark Properties, Inc., a wholly-owned subsidiary of J.M. Jayson & Company, Inc. and Joseph M. Jayson, the Individual General Partner. Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc.

   Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

   Net income or loss and proceeds arising from a sale or refinancing shall be distributed first to the limited partners in amounts equivalent to a 7% return on the average of their adjusted capital contributions, then an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions after the general partners receive a disposition fee, then to all partners in an amount equal to their respective positive capital balances and, finally, in the ratio of 87% to the limited partners and 13% to the general partners.

   The partnership agreement also provides that distribution of funds, revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Cash
   ----

   For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

   Property and Depreciation
   -------------------------

   Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to determine depreciation expense for tax purposes.

   Rental Income
   -------------

   Leases for residential properties have terms of one year or less. Commercial leases have terms of from one to five years. Rental income is recognized on the straight line method over the term of the lease.

   Minority Interest in Consolidated Joint Venture
   -----------------------------------------------

   The minority interest in a consolidated joint venture is stated at the amount of capital contributed by the minority investors adjusted for their share of joint venture losses.

4. ACQUISITION AND DISPOSITION OF RENTAL PROPERTY

   In November 1985, the Partnership acquired a 168 unit apartment complex (Lakeview Village) located in Milwaukee, Wisconsin, for a purchase price of $4,411,659, which included $320,779 in acquisition fees.

   In December 1985, the Partnership acquired a 288 unit apartment complex (Sutton Park, formerly Bristol Square) located in Lansing, Michigan for a purchase price of $7,252,858, which included $588,716 in acquisition fees.

   In August 1986, the Partnership acquired two office/warehouse buildings consisting of 62,598 square feet (Airlane I) and 68,300 square feet (Airlane
   III), consisting of approximately 25% office space and 75% warehouse space located in Nashville, Tennessee, for a purchase price of $6,180,920, which included $383,169 in acquisition fees.

   In October 1986, the Partnership acquired an 86 unit apartment complex (Gold Key Village II) located in Englewood, Ohio for a purchase price of $2,354,615, which included $152,744 in acquisition fees.

   In December 1986, the Partnership acquired two apartment complexes consisting of 96 and 144 units (Creekside Apartments, formerly Bretton Park I and II) located in Flat Rock, Michigan, for a purchase price of $5,462,176, which included $445,964 in acquisition fees.

   In December 1986, the Partnership acquired a 215 unit apartment complex (Willow Creek) located in Greenville, South Carolina, for a purchase price of $5,040,560, which included $477,987 in acquisition fees.

   In December 1986, the Partnership acquired a 72 unit apartment complex (Evergreen Terrace) located in Lansing, Michigan for a purchase price of $1,1711,093, which included $314,379 in acquisition fees.

   In May 1987, the Partnership acquired a 56 unit apartment complex (Cedar Court) located in Monroeville, Pennsylvania, for a purchase price of $1,439,832, which included $370,728 in acquisition fees.

   In 1988, the Partnership acquired, upon its dissolution, the net assets and liabilities of the Willow Lake Joint Venture, which amounted to $1,635,474. Since the date of the acquisition, the Partnership had capitalized additional construction costs of $5,059,296 which included capitalized interest of $151,993. Construction on this project was substantially complete in early 1991. During September 1992, Willow Lake's lender foreclosed and took possession of the property because the Partnership had difficulty in obtaining tenant leases and financing to complete tenant build-out costs. The disposal generated a $1,328,352 loss for financial statement purposes.

   In October, 1989 the Partnership sold the Gold Key II apartment complex for $2,881,136 which generated a gain of $911,177 for financial statement purposes.

5. NOTE RECEIVABLE

   In connection with the sale of the Gold Key II apartment complex, the Partnership took back a second mortgage as security for two notes receivable. The first note for $155,000 carried an interest rate of 10% with interest payable monthly and the remaining balance payable at maturity on October 11, 1995. The second note for $75,000 carried an interest rate of 10% with principal payments payable in five annual installments of $15,000 and any remaining interest payable at maturity on October 11, 1995. Neither of the notes were paid in full by the maturity date. Applicable interest and penalties have been accrued through March 31, 1996. During 1994, the Partnership assigned the rights to receive the proceeds of the above notes as additional collateral for the mortgage on Evergreen Terrace Apartments.

6. MORTGAGES AND NOTES PAYABLE

   The Partnership has the following mortgages and notes payable:

   Lakeview
   --------

   In January 1996, the Partnership refinanced the mortgage. The refinanced mortgage, with a balance of $2,524,939 at March 31, 1996, provides for annual principal and interest payments at 8.25% payable in equal monthly installments of $232,924.

   Sutton Park (formerly Bristol Square)
   -------------------------------------

   The  property  was  refinanced  January  11,  1996  with an 8%  mortgage  for
   $3,400,000, and an unsecured $50,000 promissory note. The new mortgage provides for annual principal and interest payments of $306,168 in equal monthly installments. The balance outstanding at March 31, 1996 was $3,394,285. The term of the mortgage is 10 years with the remaining balance due and payable on February 1, 2006. The promissory note provides for monthly principal payments of $2,083 plus interest accruing at the lenders reference rate plus 2% (total of 10.25% at March 31, 1996). At March 31, 1996 the outstanding balance was $49,587. The note is due and payable February 1, 1998.

   Airlanes I & III

   A 7.625% mortgage with a balance of $3,599,280 at March 31, 1996, which provides for annual principal and interest payments of $369,783 payable in equal monthly installments, with the remaining balance due January 1, 1999.

   Creekside
   ---------

   An adjustable rate mortgage with an outstanding principal balance of $3,745,882 and $3,789,437 at March 31, 1996 and 1995, respectively. The interest rate is adjustable quarterly to a maximum rate of 13.5% and a minimum rate of 7% (7.38% at March 31, 1996). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at March 31, 1996 based on 7.38% interest rate were $28,518. The balance of the mortgage is due and payable March 31, 1998.

   Willow Creek
   ------------

   A 9.25% mortgage with an original balance of $4,080,000 which provides for annual principal and interest payments of $393,023 payable in equal monthly installments with the remaining balance of $3,929, 432 due on September 1, 1996.The balance as of March 31, 1996 and 1995 was $3,948,467 and $3,941,465,
   respectively.

   Evergreen Terrace
   -----------------

   An adjustable rate mortgage with a balance at March 31, 1996 and 1995 of $1,036,006 and $1,045,544, respectively. The interest rate is adjustable annually to a maximum rate of 15% during the first five years of the loan term and 17% for the remaining life of the loan; the interest of 9% (10.33% at March 31, 1996). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at March 31, 1996 based on a 10.33% interest rate were $9,962. The balance of the mortgage is due and payable May 24, 1998.

   Cedar Court
   -----------

   A 9.25% mortgage with a balance of $898,421 and $906,045 at March 31, 1996 and 1995, respectively, which provides for annual principal and interest payments of $89,586 payable in equal monthly installments with remaining balance of $895,117 due September 1, 1996.

   The mortgages described above are secured by the Partnership properties to which they relate.

   The aggregate maturities of mortgages and notes payable for each of the next five years and thereafter are as follows:

                   Year                   Amount
                   ----                   ------

                   1996                   $   5,088,225
                   1997                         262,895
                   1998                       4,778,938
                   1999                       3,384,889
                   2000                          82,696
                   Thereafter                 5,584,544
                                         --------------

                   TOTAL                   $ 19,182,187

7. INVESTMENT IN JOINT VENTURE

   On September 1, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership VI-B (RPILP VI-B). The joint venture was formed for the purpose of operating the Lakeview Apartment complex owned by the Partnership. Under the terms of the agreement, RPILP VI-B contributed $175,413, with the Partnership contributing the property net of the first mortgage.

   The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 83.78% to the Partnership and 16.22% to RPILP VI-B. The net loss from the date of inception has been allocated to the minority interest in accordance with the agreement and has been recorded as a reduction of the capital contribution.

   A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                         1996

       Balance, January 1            $   54,583
       Allocated Loss                  (  3,159)
                                    ------------
       Balance, March 31             $   51,424

8. RELATED PARTY TRANSACTIONS

   Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $247,223 and $224,190 for the three months ended March 31, 1996 and 1995, respectively.

   The Partnership entered into a management agreement with an unrelated third party for the management of Airlane I and III on August 15, 1986. The agreement provides for the payment of a management fee equal to 4% of monthly gross rental income. An affiliate of the General Partners also receives a management fee of 2% of monthly gross rental income.

   According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the three months ended March 31, 1996 and 1995.

   Accounts payable to affiliates amounted to $2,212,802 and $1,516,273 at March 31, 1996 and 1995, respectively. The payables represent fees due and advances from the Corporate General Partner or an affiliate of the General Partners. Interest charged on accounts payable to affiliates totaled $194,407 and $103,681 for the three months ended March 31, 1996 and 1995.

   The General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions have not been met, no fees have been recorded or paid on the sale of the Gold Key II apartment complex.

   Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $20,394 and $20,200 for the three months ended March 31, 1996 and 1995, respectively.

   Pursuant to the terms of the Partnership Agreement, the Corporate General partner charged the Partnership for reimbursement of certain costs and expenses incurred by the Corporate General Partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses which include payroll, legal, rent, depreciation, printing, mailing, travel and communication costs related to Partnership accounting, partner communication and relations and property marketing. Accounting, communication and marketing expenses are allocated based on total assets, number of partners, and the market value of properties respectively. These charges totaled $283,984 and $177,093 for the three months ended March 31, 1996 and 1995, respectively.

9. INCOME TAXES

   No provision has been made for income taxes since the income or loss of the partnership is to be included in the tax returns of the Individual Partners.

   The tax returns of the Partnership are subject to examination by the Federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported partnership amounts could be changed as a result of any such examination.

   The reconciliation of net loss for the three months ended March 31, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                   March 31,         March 31,
                                                     1996               1995
                                                     ----               ----

    Net loss - statement of operations          $  (139,944)      $   (445,784)

    Add to (deduct from):
       Difference in depreciation                  ( 14,800)          ( 33,362)
       Gain on sale of property                       1,101                 -
       Allowance for doubtful accounts               82,000             22,608
                                                 ----------        -----------

    Net loss - tax return purposes              $  ( 71,643)      $   (456,538)

   The reconciliation of Partners' (Deficit) as of March 31, 1996 and December 31, 1995 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                             March 31,     December  31,
                                               1996            1995
                                               ----            ----

Partners' (Deficit) - balance sheet         $(3,661,851)   $(3,521,907)

Add to (deduct from):
   Accumulated difference in
   depreciation                              (5,242,375)    (5,227,575)
   Accumulated amortization                     382,695        382,695
   Syndication fees                           2,734,297      2,734,297
   Difference in book and tax
   basis in partnership investments          (  635,737)    (  635,737)
   Other                                      1,230,140      1,147,039
                                            -----------    -----------
Partners' (Deficit) - tax return purposes   $(5,192,831)   $(5,121,188)

PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Partnership  continues to encounter cash flow difficulties,  although not as bad as the same period in 1995. The General Partner loans increased from $1,751,000 for the period ended March 31, 1995 to $2,440,000 for the period ended March 31, 1996. The General Partner is under no obligation to advance funds and there is no assurance that the General Partner will continue to do so. All advances are payable on demand. The Partnership did not make any distributions for the three month periods ended March 31, 1996 and 1995, and it does not envision making any future distributions until all partnership obligations are satisfied.

The notes receivable from the sale of Gold Key II matured in the fourth quarter of 1995. The mortgagees did not pay the note; we are in the process of legal action to collect on the notes.

The Partnership refinanced the Sutton Park (formerly Bristol Square Apartments) and the Lakeview Apartments in January, 1996. This allowed the Partnership to use an $800,000 discount on the Sutton Park mortgage. This not only reduced debt service in both complexes, but also will decrease the mortgage approximately $2,460 per month at Bristol Square and approximately $450 per month at Lakeview. This extremely high cost of refinancing these properties did, however, contribute to the large increase in the payable to the General Partner.

Results of Operations:
- ----------------------

Net loss for the three month period ended March 31, 1996 amounted to $139,944 or $5.81 per limited partnership unit versus a net loss of $445,784 or $18.51 per limited partnership unit for the quarter ended March 31, 1995.

On a tax basis, the partnership generated a loss of $71,643 or $2.97 per limited partnership unit for the three month period ended March 31, 1996 compared to a tax loss of $456,538 or $18.95 per unit for the three month period ended March 31, 1995.

Partnership revenue for the quarter ended March 31, 1996 totaled $1,493,040, increasing just over $54,000 from the corresponding 1995 period. Rental income increased over $25,000, while interest and other income increased approximately $29,000. The increase in both rental and other income was due to higher occupancy and increased rents in all properties with the exception of Sutton Park (formerly Bristol Square Apartments).

For the three month period ended March 31, 1996, partnership expenses totaled $1,636,143, a decrease of $259,961 from the quarter ended March 31, 1995. Total interest expense decreased approximately $10,740, the result of both new debt structure agreements reached between the Partnership and the mortgage holders, and a lower carrying amount on the General Partner advances. Administrative charges meanwhile, decreased roughly $43,000. Property operations charges dropped approximately $143,000 between the two periods.

Management is confident that the momentum maintained in recent months will be sustained by the Partnership in future periods. Occupancy rates at virtually every Partnership property have stayed the same or dropped slightly since the last quarter. Expenses meanwhile, should hold steady, remaining approximately the same as the first quarter.

For the three month period ended March 31, 1996, the Lakeview Joint Venture generated a net loss of $19,474 with 16.22% of the loss allocated to the minority venturer. For the three months ended March 31, 1995, the joint venture had a net loss of $69,808.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


Item 1 - Legal Proceedings
- --------------------------

The Partnership is not a party to, nor are any of the Partnership's properties subject to any material pending legal proceedings other than ordinary, routine litigation incidental to the Partnership's business.

Items 2, 3, 4 and 5
- -------------------

Not applicable.

Item 6 - Exhibits and reports on Form 8-K
- -----------------------------------------

Exhibit 27 - Financial Data Schedule (Electronic filing only)

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP IV


By:   /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  July 12, 1996
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary