Form 10-Q
period 1996-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1997-01-03
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                            Commission File Number
June 30, 1996                                              0-14386

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
            (Exact Name of Registrant as specified in its charter)


 Delaware                                 16-1245153
--------------------                      ------------------------------------
(State of Formation)                      (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)


As of June 30, 1996 the issuer had 23,365.9 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------

                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  June 30, 1996 and December 31, 1995                     3

            Statements of Operations -
                  Three Months Ended June 30, 1996 and 1995               4

            Statements of Operations -
                  Six Months Ended June 30, 1996 and 1995                 5

            Statements of Cash Flows -
                  Six Months Ended June 30, 1996 and 1995                 6

            Statements of Partners' (Deficit) -
                  Six Months Ended June 30, 1996 and 1995                 7

            Notes to Financial Statements                               8 - 16


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------    FINANCIAL CONDITION & RESULTS OF OPERATIONS                17 - 18
            -------------------------------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                             June 30      December 31,
                                                               1996           1995
                                                               ----           ----
ASSETS
------

Property, at cost:
     Land                                                $  1,773,922     $  1,773,922
     Buildings and improvements                            27,641,015       27,641,015
     Furniture, fixtures and equipment                      2,711,794        2,711,794
                                                         ------------     ------------
                                                           32,126,731       32,126,731
     Less accumulated depreciation                         13,536,974       13,104,388
                                                         ------------     ------------
          Property, net                                    18,589,757       19,022,343

Interest and other receivables                                 36,409           65,026
Note receivable                                               154,875          154,875
Mortgage costs, net of accumulated amortization
     of $461,905 and $634,587                                 273,883          172,966
Other assets                                                1,253,423          567,583
                                                         ------------     ------------

             Total Assets                                $ 20,308,348     $ 19,982,793
                                                         ============     ============


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                      $    206,058     $    252,805
     Mortgages and notes payable                           19,919,450       19,414,288
     Accounts payable and accrued expenses                  1,051,841          991,181
     Accounts payable - affiliates                          2,622,221        2,220,847
     Accrued interest                                          86,525          156,525
     Security deposits and prepaid rents                      363,285          414,471
                                                         ------------     ------------
             Total Liabilities                             24,249,379       23,450,117
                                                         ------------     ------------

Minority interest in joint venture                             34,773           54,583
                                                         ------------     ------------

Partners' (Deficit):
     General partners                                        (692,253)        (678,636)
     Limited partners                                      (3,283,552)      (2,843,271)
                                                         ------------     ------------
            Total Partners' (Deficit)                      (3,975,804)      (3,521,907)
                                                         ------------     ------------

            Total Liabilities and Partners' (Deficit)    $ 20,308,348     $ 19,982,793
                                                         ============     ============



                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                      June 30,        June 30,
                                                        1996            1995
                                                        ----            ----

Income:
     Rental                                         $ 1,200,395     $ 1,419,001
     Interest and other income                           79,839          78,093
                                                    -----------     -----------
     Total income                                     1,280,234       1,497,094
                                                    -----------     -----------

Expenses:
     Property operations                                674,519         796,464
     Interest:
          Paid to affiliates                             62,216          40,700
          Other                                         379,923         392,218
     Depreciation and amortization                      275,558         302,240
     Administrative:
          Paid to affiliates                            100,624         173,681
          Other                                         118,006         105,039
                                                    -----------     -----------
     Total expenses                                   1,610,846       1,810,342
                                                    -----------     -----------

Loss before allocated loss from joint venture          (330,612)       (313,248)

Loss allocated to minority interest                        --             8,495
                                                    -----------     -----------

Net loss                                            $  (330,612)    $  (304,753)
                                                    ===========     ===========

Loss per limited partnership unit                   $    (13.72)    $    (12.65)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                         23,366          23,366
                                                    ===========     ===========






                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                    Six Months      Six Months
                                                       Ended           Ended
                                                      June 30,        June 30,
                                                        1996            1995
                                                        ----            ----

Income:
     Rental                                         $ 2,584,882     $ 2,778,342
     Interest and other income                          188,391         157,750
                                                    -----------     -----------
     Total income                                     2,773,273       2,936,092
                                                    -----------     -----------

Expenses:
     Property operations                              1,335,876       1,600,538
     Interest:
          Paid to affiliates                            125,439          81,037
          Other                                         798,056         843,977
     Depreciation and amortization                      514,291         604,478
     Administrative:
          Paid to affiliates                            187,820         325,152
          Other                                         285,500         251,264
                                                    -----------     -----------
     Total expenses                                   3,246,982       3,706,446
                                                    -----------     -----------

Loss before allocated loss from joint venture          (473,709)       (770,354)

Loss allocated to minority interest                      19,812          19,817
                                                    -----------     -----------

Net loss                                            $  (453,897)    $  (750,537)
                                                    ===========     ===========

Loss per limited partnership unit                   $    (18.84)    $    (31.16)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                         23,366          23,366
                                                    ===========     ===========





                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                        Six Months   Six Months
                                                          Ended        Ended
                                                         June 30,     June 30,
                                                           1996         1995
                                                           ----         ----

Cash flow from operating activities:
     Net loss                                          $(453,897)     $(750,537)

Adjustments to reconcile net loss to net cash
 (used in) operating activities:
     Depreciation and amortization                       514,291        604,478
     Loss allocated to minority interest                 (19,812)       (19,817)
Changes in operating assets and liabilities:
     Interest and other receivables                       28,617         30,069
     Other assets                                       (685,840)      (456,337)
     Accounts payable and accrued expenses                60,660        370,815
     Accrued interest                                    (70,000)        43,707
     Security deposits and prepaid rent                  (51,186)        15,595
                                                       ---------      ---------
Net cash (used in) operating activities                 (677,168)      (162,027)
                                                       ---------      ---------

Cash flow from investing activities:
     Capital expenditures                                   --             --
     Increase in note(s) receivable                         --             --
                                                       ---------      ---------
     Net cash (used in) investing activities                --             --
                                                       ---------      ---------

Cash flows from financing activities:
     Mortgage costs                                     (182,620)          --
     Cash overdraft                                      (46,747)          --
     Accounts payable - affiliates                       401,374        300,764
     Principal payments on mortgages and notes          (276,175)       (99,701)
     Proceeds from mortgage                              781,337           --
                                                       ---------      ---------
Net cash provided by financing activities                677,168        201,063
                                                       ---------      ---------

Increase (decrease) in cash                                 --           39,036

Cash - beginning of period                                  --             --
                                                       ---------      ---------

Cash - end of period                                   $    --        $  39,036
                                                       =========      =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                            $ 868,056      $ 800,270
                                                       =========      =========
                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                        STATEMENTS OF PARTNERS' (DEFICIT)
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                       General             Limited Partners
                                       Partners
                                        Amount          Units           Amount
                                        ------          -----           ------

Balance, January 1, 1995           $  (635,751)          23,366     $(1,456,668)

Net loss                               (22,516)            --          (728,021)
                                   -----------      -----------     -----------

Balance, June 30, 1996             $  (658,267)          23,366     $(2,184,689)
                                   ===========      ===========     ===========


Balance, January 1, 1996           $  (678,636)          23,366     $(2,843,271)

Net loss                               (13,617)            --          (440,281)
                                   -----------      -----------     -----------

Balance, June 30, 1996             $  (692,253)          23,366     $(3,283,552)
                                   ===========      ===========     ===========



























                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

1.   GENERAL PARTNERS' DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership IV, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1996 and 1995, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

5.   NOTE RECEIVABLE

     In connection with the sale of the Gold Key II apartment complex, the Partnership took back a second mortgage as security for two notes receivable. The first note for $155,000 carried an interest rate of 10% with interest payable monthly and the remaining balance payable at maturity on October 11, 1995. The second note for $75,000 carried an interest rate of 10% with principal payments payable in five annual installments of $15,000 and any remaining interest payable at maturity on October 11, 1995. Neither of the notes were paid in full by the maturity date. Applicable interest and penalties have been accrued through June 30, 1996. During 1994, the Partnership assigned the rights to receive the proceeds of the above notes as additional collateral for the mortgage on Evergreen Terrace Apartments.

6.   MORTGAGES AND NOTES PAYABLE

     The Partnership has the following mortgages and notes payable:

     Lakeview
     --------

     In January 1996, the Partnership refinanced the mortgage. The refinanced mortgage, with a balance of $2,520,822 at June 30, 1996, provides for annual principal and interest payments at 8.25% payable in equal monthly installments of $232,924.

     Sutton Park (formerly Bristol Square)
     -------------------------------------

     The property was refinanced January 11, 1996 with an 8% mortgage for $3,400,000, and an unsecured $50,000 promissory note. The new mortgage provides for annual principal and interest payments of $306,174 in equal monthly installments. The balance outstanding at June 30, 1996 was $3,388,494. The term of the mortgage is 10 years with the remaining balance due and payable on February 1, 2006. The promissory note provides for monthly principal payments of $2,083 plus interest accruing at the lenders reference rate plus 2% (total of 10.25 % at June 30, 1996). At June 30, 1996 the outstanding balance was $41,668. The note is due and payable February 1, 1998.

     Airlanes I & III
     ----------------

     A 7.625% mortgage with a balance of $3,575,294 at June 30, 1996, which provides for annual principal and interest payments of $369,783 payable in equal monthly installments, with the remaining balance due January 1, 1999.

     Creekside
     ---------

     An adjustable rate mortgage with an outstanding principal balance of $3,706,512 and $3,773,646 at June 30, 1996 and 1995, respectively. The interest rate is adjustable quarterly to a maximum rate of 13.5% and a minimum rate of 7% ( 7.23% at June 30, 1996). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at June 30, 1996 based on 7.23% interest rate were $28,170.31. The balance of the mortgage is due and payable March 31, 1998.

     Willow Creek
     ------------

     A 9.25% mortgage with an original balance of $4,080,000 which provides for annual principal and interest payments of $393,023 payable in equal monthly installments with the remaining balance of $3,929, 432 due on September 1, 1996. The balance as of June 30, 1996 and 1995 was $3,934,300 and $3,961,995, respectively.

     Evergreen Terrace
     -----------------

     An adjustable rate mortgage with a balance at June 30, 1996 and 1995 of $1,028,717 and $1,045,544, respectively. The interest rate is adjustable annually to a maximum rate of 15% during the first five years of the loan term and 17% for the remaining life of the loan with a minimum rate of 9% ( 9% at June 30, 1996). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at June 30, 1996 based on a 9% interest rate were $8,962. The balance of the mortgage is due and payable May 24, 1998.

     Chapelwood Estates (formerly Cedar Court)
     -----------------------------------------

     A 9.25% mortgage with a balance of $897,334 and $903,105 at June 30, 1996 and 1995, respectively, which provides for annual principal and interest payments of $89,586 payable in equal monthly installments with remaining balance of $895,117 due September 1, 1996.

     The mortgages described above are secured by the Partnership properties to which they relate.

     The aggregate maturities of mortgages and notes payable for each of the next five years and thereafter are as follows:

                   Year                   Amount
                   ----                   ------

                   1996                   $   5,088,225
                   1997                         262,895
                   1998                       4,778,938
                   1999                       3,384,889
                   2000                          82,696
                   Thereafter                 5,584,544
                                          -------------

                   TOTAL                  $  19,182,187
                                          =============

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

     A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                              1996                  1995
                                              ----                  ----

       Balance, January 1                 $   54,583              $  97,207
       Allocated Loss                       (  3,159)               (19,817)
                                          ----------              ---------
       Balance, June 30                   $   51,424              $  77,390
                                          ==========              =========

8.    RELATED PARTY TRANSACTIONS

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $127,651 and $139,021 for the six months ended June 30, 1996 and 1995, respectively.

     The Partnership entered into a management agreement with an unrelated third party for the management of Airlane I and III on August 15, 1986. The agreement provides for the payment of a management fee equal to 4% of monthly gross rental income. An affiliate of the General Partners also receives a management fee of 2% of monthly gross rental income.

     According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the six months ended June 30, 1996 and 1995.

     Accounts payable to affiliates amounted to $2,485,013 and $1,817,037 at June 30, 1996 and 1995, respectively. The payable represents fees due and advances from the Corporate General Partner or an affiliate of the General Partners. Interest charged on accounts payable to affiliates totaled $125,979 and $81,037 for the six months ended June 30, 1996 and 1995.

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

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $6,600 and $6,600 for the six months ended June 30, 1996 and 1995, respectively.

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

     The reconciliation of net loss for the six months ended June 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                    June 30,          June 30,
                                                     1996               1995
                                                     ----               ----

    Net loss - statement of operations           $  (453,897)      $  (750,537)

    Add to (deduct from):
       Difference in depreciation                   ( 29,600)         ( 66,725)
       Gain on sale of property                        2,202               -
       Allowance for doubtful accounts               164,000            62,425
                                                 -----------       -----------

    Net loss - tax return purposes               $  (317,295)      $  (754,837)
                                                 ===========       ===========

     The reconciliation of Partners' (Deficit) as of June 30, 1996 and December 31, 1995 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                  June 30,        December  31,
                                                    1996               1995
                                                    ----               ----

    Partners' (Deficit) - balance sheet       $  (3,975,804)    $   (3,521,907)

    Add to (deduct from):
       Accumulated difference in
       depreciation                              (5,257,175)        (5,227,575)
       Accumulated amortization                     382,695            382,695
       Syndication fees                           2,734,297          2,734,297
       Difference in book and tax
       basis in partnership investments          (  635,737)        (  635,737)
       Other                                      1,313,241          1,147,039
                                               ------------      -------------

    Partners' (Deficit) - tax return purposes  $ (5,438,483)     $  (5,121,188)
                                               ============      =============


10.  SUBSEQUENT EVENTS

     On July 16, 1996 the Corporate General Partner entered into a contract on behalf of the Partnership to sell Creekside Apartments, Evergreen Terrace Apartments, Lakeview Apartments, Sutton Park Apartments (formerly Bristol Square) and Willow Creek Apartments at sales prices of $5,900,000, $1,200,000, $4,090,000, $5,800,000 and $5,425,000, respectively. The contract is subject to a number of contingencies as were described in Form 8-K filed on July 31, 1996. No firm closing date on the sale has been established to date.

       PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The General Partner continues to fund the Partnership's shortfalls in cash flow, although under no obligation to do so. Such advances to the Partnership are considered payable on demand to the General Partner, and at this point in time, there is no assurance that these advances will continue. The Partnership did not make any distributions during the second quarter of 1996, and is not likely to make any in the future until all Partnership obligations are satisfied and the General Partner is reimbursed for the advances it has made to the Partnership.

The notes receivable from the sale of Gold Key II matured in the fourth quarter of 1995, but have not been paid at this date by the mortgagee. The Partnership continues its legal action in pursuit of collection of the balance due on these notes. Currently financial information has been requested from the mortgagee; the General Partner will consider foreclosure if a reasonable offer is not made soon by the mortgagee.

Management is optimistic that occupancy levels at the properties in this Partnership will slowly increase as the "peak" rental season is being entered. Incentive plans have been put in place to attract new tenants; plans for capital improvements, such as exterior painting and repairs to woodwork, are also in place.

Results of Operations:
----------------------

Net loss for the three month period ended June 30, 1996 amounted to $330,612 or $13.72 per limited partnership unit versus a net loss for the three month period ended June 30, 1995 of $304,753 or $12.65 per limited partnership unit. For the six month period ended June 30, 1996, the net loss amounted to $453,897 versus a net loss of $750,537 for the six month period ended June 30, 1995.

On a tax basis, the Partnership generated a loss of $317,295 or $13.17 per limited partnership unit for the six month period ended June 30, 1996 versus a tax loss of $754,837 or $31.34 per limited partnership unit for the six month period ended June 30, 1995.

-----------------------------------

Partnership revenue for the quarter ended June 30, 1996 totaled $1,280,234, a decrease of $216,860 from the same period in 1995. For the six month period ended June 30, 1996 total income decreased by $162,819 from the corresponding period in 1995. Rental income for the six month period ended June 30, 1996, totaled $2,584,882, which was a decrease of $193,460 over the same time period in 1995. The decrease is directly related to the decrease in occupancy at several of the complexes. Other income increased by approximately $31,000 between the six month periods ended June 30, 1996 and June 30, 1995 primarily due to increased laundry income at the residential properties.

For the three month period ended June 30, 1996, the Partnership expenses totaled $1,610,846, a decrease of $199,496 from the quarter ended June 30, 1995. For the six months ended June 30, 1996, the Partnership expenses totaled $3,246,982, decreasing over $459,000 from quarter ended June 30, 1995. The majority of the decrease in expenses is a direct result of a cost controlling factors in property operations. Payroll and associated costs, repairs and maintenance and contracted service expenses are being closely monitored at all complexes. Additionally, administrative costs continue to decrease; the decrease is primarily related to the decrease in investor service charges and portfolio management charges.

Management is confident that the Partnership will be able to continue controlling its costs, and it is now making every effort to increase occupancies in those complexes that are struggling with lower levels, such as Sutton Park (formerly Bristol Square), Evergreen Terrace and Chapelwood Estates (formerly Cedar Court). Management feels that the third quarter of 1996 will show additional improvements in the occupancies, as well as continual leveling out of property expenditures.

For the six month period ended June 30, 1996, the Lakeview Joint Venture generated net loss of $122,143, with $19,812 of the loss allocated to the minority venturer. For the six months ended June 30, 1995, the joint venture had a net loss of $122,177, with $19,817 of the loss allocated to the minority venturer. Although total income decreased by over $60,000, property expenditures also decreased by the same amount, thus maintaining a consistent bottom line for this property.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------



Item 1 - Legal Proceedings
--------------------------

The Partnership is not party to, nor is it the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.


Item 2, 3, 4 and 5
------------------

Not applicable.


Item 6 - Exhibits and reports on Form 8-K
-----------------------------------------

Item 7 (c) - Financial Statements and Exhibits - Contract between the Partnership and Partnership Equities, Inc. dated July 16, 1996 attached. Form 8-K was filed July 31, 1996.

Exhibit 27 - Financial Data Schedule (Electronic filing only)

Form 8-K was filed July 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP IV



By:   /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  January 2, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary