Form 10-Q
period 1996-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1997-03-17
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                  Commission File Number
September 30, 1996                                             0-14386

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
             (Exact Name of Registrant as specified in its charter)


      Delaware                                         16-1245153
(State of Formation)                      (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)


As of September 30, 1996 the issuer had 23,365.9 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------

                                      INDEX
                                      -----


                                                                     PAGE NO.
                                                                     --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  September 30, 1996 and December 31, 1995              3

            Statements of Operations -
                  Three Months Ended September 30, 1996 and 1995        4

            Statements of Operations -
                  Nine Months Ended September 30, 1996 and 1995         5

            Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and 1995         6

            Statements of Partners' (Deficit) -
                  Nine Months Ended September 30, 1996 and 1995         7

            Notes to Financial Statements                             8 - 17


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
            FINANCIAL CONDITION & RESULTS OF OPERATIONS              18 - 19
            -------------------------------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                       September 30,    December 31,
                                                             1996            1995
                                                             ----            ----
ASSETS

Property, at cost:
     Land                                               $  1,773,922    $  1,773,922
     Buildings and improvements                           27,909,615      27,641,015
     Furniture, fixtures and equipment                     2,711,794       2,711,794
                                                        ------------    ------------
                                                          32,395,331      32,126,731
     Less accumulated depreciation                        13,955,385      13,104,388
                                                        ------------    ------------
          Property, net                                   18,439,946      19,022,343

Interest and other receivables                                53,534          65,026
Note receivable                                              154,875         154,875
Mortgage costs, net of accumulated amortization
     of $467,108 and $634,587                                280,856         172,966
Other assets                                                 862,457         567,583
                                                        ------------    ------------

             Total Assets                               $ 19,791,668    $ 19,982,793
                                                        ============    ============


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Cash overdraft                                     $     84,115    $    252,805
     Mortgages and notes payable                          19,854,943      19,414,288
     Accounts payable and accrued expenses                 1,243,581         991,181
     Accounts payable - affiliates                         2,878,647       2,220,847
     Accrued interest                                         62,145         156,525
     Security deposits and prepaid rents                     399,537         414,471
                                                        ------------    ------------
             Total Liabilities                            24,522,969      23,450,117
                                                        ------------    ------------

Minority interest in joint venture                             (795)          54,583
                                                        ------------    ------------

Partners' (Deficit):
     General partners                                       (714,894)       (678,636)
     Limited partners                                     (4,015,612)     (2,843,271)
                                                        ------------    ------------
            Total Partners' (Deficit)                     (4,730,506)     (3,521,907)
                                                        ------------    ------------

            Total Liabilities and Partners' (Deficit)   $ 19,791,668    $ 19,982,793
                                                        ============    ============




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                    Three Months    Three Months
                                                        Ended           Ended
                                                   September 30,   September 30,
                                                         1996            1995
                                                         ----            ----

Income:
     Rental                                          $ 1,235,723    $ 1,435,656
     Interest and other income                            80,831         44,624
                                                     -----------    -----------
     Total income                                      1,316,554      1,480,280
                                                     -----------    -----------

Expenses:
     Property operations                                 846,200        877,977
     Interest:
          Paid to affiliates                             100,261         44,630
          Other                                          378,765        297,311
     Depreciation and amortization                       434,097        302,237
     Administrative:
          Paid to affiliates                             193,965        204,669
          Other                                          153,535         98,330
                                                     -----------    -----------
     Total expenses                                    2,106,824      1,825,154
                                                     -----------    -----------

Loss before allocated loss from joint venture           (790,270)      (344,874)

Loss allocated to minority interest                       35,568         15,675
                                                     -----------    -----------

Net loss                                             $  (754,701)   $  (329,199)
                                                     ===========    ===========

Loss per limited partnership unit                    $    (31.33)   $    (13.67)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                          23,366         23,366
                                                     ===========    ===========




                       See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                         1996           1995
                                                         ----           ----

Income:
     Rental                                          $ 3,820,605    $ 4,213,998
     Interest and other income                           269,222        202,374
                                                     -----------    -----------
     Total income                                      4,089,827      4,416,372
                                                     -----------    -----------

Expenses:
     Property operations                               2,182,076      2,478,515
     Interest:
          Paid to affiliates                             225,701        125,667
          Other                                        1,176,821      1,141,558
     Depreciation and amortization                       948,388        906,715
     Administrative:
          Paid to affiliates                             381,784        529,821
          Other                                          439,035        349,594
                                                     -----------    -----------
     Total expenses                                    5,353,806      5,531,870
                                                     -----------    -----------

Loss before allocated loss from joint venture         (1,263,979)    (1,115,498)

Loss allocated to minority interest                       55,380         35,492
                                                     -----------    -----------

Net loss                                             $(1,208,599)   $(1,080,006)
                                                     ===========    ===========

Loss per limited partnership unit                    $    (50.17)   $    (44.83)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                          23,366         23,366
                                                     ===========    ===========




                        See notes to financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                        STATEMENTS OF PARTNERS' (DEFICIT)
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                        General            Limited Partners
                                       Partners
                                        Amount            Units        Amount
                                        ------            -----        ------

Balance, January 1, 1995             $  (635,751)         23,366    $(1,456,668)

Net loss                                 (32,400)           --       (1,047,606)
                                     -----------     -----------    -----------

Balance, September 30, 1996          $  (668,151)         23,366    $(2,504,274)
                                     ===========     ===========    ===========


Balance, January 1, 1996             $  (678,636)         23,366    $(2,843,271)

Net loss                                 (36,258)           --       (1,172,341)
                                     -----------     -----------    -----------

Balance, September 30, 1996          $  (714,894)         23,366    $(4,015,612)
                                     ===========     ===========    ===========



























                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)
                                                     Nine Months   Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                          1996          1995
                                                          ----          ----
Cash flow from operating activities:
     Net loss                                        $(1,208,599)   $(1,080,006)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                       948,388        906,715
     Loss allocated to minority interest                 (55,380)       (35,492)
Changes in operating assets and liabilities:
     Interest and other receivables                       11,492         30,047
     Other assets                                       (294,874)      (253,995)
     Accounts payable and accrued expenses               252,400        352,902
     Accrued interest                                    (94,380)        21,178
     Security deposits and prepaid rent                  (14,934)       (65,538)
                                                     -----------    -----------
Net cash (used in) operating activities                 (455,886)      (124,189)
                                                     -----------    -----------
Cash flow from investing activities:
     Capital expenditures                               (268,818)          --
     Increase in note(s) receivable                         --             --
                                                     -----------    -----------
     Net cash (used in) investing activities            (268,818)          --
                                                     -----------    -----------
Cash flows from financing activities:
     Mortgage costs                                     (205,060)       (48,663)
     Cash overdraft                                     (168,690)          --
     Accounts payable - affiliates                       657,800        351,803
     Principal payments on mortgages and notes          (340,682)      (166,586)
     Proceeds from mortgage                              781,337           --
                                                     -----------    -----------
Net cash provided by financing activities                724,705        136,554
                                                     -----------    -----------

Increase (decrease) in cash                                 --           12,365

Cash - beginning of period                                  --             --
                                                     -----------    -----------

Cash - end of period                                 $      --      $    12,365
                                                     ===========    ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                          $ 1,271,202    $ 1,141,558
                                                     ===========    ===========

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

1. GENERAL PARTNERS' DISCLOSURE
   ----------------------------

   In the opinion of the General Partners of Realmark Property Investors Limited Partnership IV, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1996 and 1995, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.

2. FORMATION AND OPERATION OF PARTNERSHIP
   --------------------------------------

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

   --------------------------------------  -----------

   The partnership agreement also provides that distribution of funds, revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

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

4. ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
   ----------------------------------------------

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

   ----------------------------------------------  -----------

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

5. NOTE RECEIVABLE
   ---------------

   In connection with the sale of the Gold Key II apartment complex, the Partnership took back a second mortgage as security for two notes receivable. The first note for $155,000 carried an interest rate of 10% with interest payable monthly and the remaining balance payable at maturity on October 11, 1995. The second note for $75,000 carried an interest rate of 10% with principal payments payable in five annual installments of $15,000 and any remaining interest payable at maturity on October 11, 1995. Neither of the notes were paid in full by the maturity date. Applicable interest and penalties have been accrued through September 30, 1996. The General Partner is pursuing legal action to collect on these notes. During 1994, the Partnership assigned the rights to receive the proceeds of the above notes as additional collateral for the mortgage on Evergreen Terrace Apartments.

6. MORTGAGES AND NOTES PAYABLE
   ---------------------------

   The Partnership has the following mortgages and notes payable:

   Lakeview
   --------

   In January 1996, the Partnership refinanced the mortgage. The refinanced mortgage, with a balance of $2,514,540 at September 30, 1996, provides for annual principal and interest payments at 8.25% payable in equal monthly installments of $232,924.

   Sutton Park (formerly Bristol Square)
   -------------------------------------

   The property was refinanced January 11, 1996 with an 8% mortgage for $3,400,000, and an unsecured $50,000 promissory note. The new mortgage provides for annual principal and interest payments of $306,174 in equal monthly installments. The balance outstanding at September 30, 1996 was $3,377,579. The term of the mortgage is 10 years with the remaining balance due and payable on February 1, 2006. The promissory note provides for monthly principal payments of $2,083 plus interest accruing at the lenders reference rate plus 2% (total of 10.25% at September 30, 1996). At September 30, 1996 the outstanding balance was $39,585. The note is due and payable February 1, 1998.

   Airlanes I & III
   ----------------

   A 7.625% mortgage with a balance of $3,574,383 at September 30, 1996, which provides for annual principal and interest payments of $369,783 payable in equal monthly installments, with the remaining balance due January 1, 1999.

   Creekside
   ---------

   An adjustable rate mortgage with an outstanding principal balance of $3,694,277 and $3,757,669 at September 30, 1996 and 1995, respectively. The interest rate is adjustable quarterly to a maximum rate of 13.5% and a minimum rate of 7% (7.07% at September 30, 1996). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at September 30, 1996 based on 7.07% interest rate were $27,804.37. The balance of the mortgage is due and payable March 31, 1998.

   Willow Creek
   ------------

   A 9.25% mortgage with an original balance of $4,080,000 which provides for annual principal and interest payments of $393,023 payable in equal monthly installments with the remaining balance of $3,929,432 due on September 1, 1996. The balance as of September 30, 1996 and 1995 was $3,926,969 and $3,955,359, respectively. Management continues to look for new financing for this property; the mortgagor has granted a temporary extension until March 1997.

   Evergreen Terrace
   -----------------

   An adjustable rate mortgage with a balance at September 30, 1996 and 1995 of $1,024,978 and $1,039,562, respectively. The interest rate is adjustable annually to a maximum rate of 15% during the first five years of the loan term and 17% for the remaining life of the loan with a minimum rate of 9% (9% at September 30, 1996). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at September 30, 1996 based on a 9% interest rate were $8,962. The balance of the mortgage is due and payable May 24, 1998.

   ---------------------------------------

   Chapelwood Estates (formerly Cedar Court)
   -----------------------------------------

   A 9.25% mortgage with a balance of $895,117 and $901,600 at September 30, 1996 and 1995, respectively, which provides for annual principal and interest payments of $89,586 payable in equal monthly installments with remaining balance of $895,117 due September 1, 1996. A temporary extension has been granted to November 1, 1996; management is currently looking for new financing for this property.

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

7. INVESTMENT IN JOINT VENTURE
   ---------------------------

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

   ---------------------------------------

   A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                               1996                  1995
                                               ----                  ----

       Balance, January 1                 $    54,583             $  97,207
       Allocated Loss                        ( 55,380)              (35,492)
                                          -----------             ---------
       Balance, September 30              $  (    797)            $  61,715

8. RELATED PARTY TRANSACTIONS
   --------------------------

   Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $195,859 and $210,158 for the nine months ended September 30, 1996 and 1995, respectively.

   The Partnership entered into a management agreement with an unrelated third party for the management of Airlane I and III on August 15, 1986. The agreement provides for the payment of a management fee equal to 4% of monthly gross rental income. An affiliate of the General Partners also receives a management fee of 2% of monthly gross rental income.

   According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the nine months ended September 30, 1996 and 1995.

   Accounts payable to affiliates amounted to $2,878,647 and $1,868,076 at September 30, 1996 and 1995, respectively. The payable represents fees due and advances from the Corporate General Partner or an affiliate of the General Partners. Interest charged on accounts payable to affiliates totaled $225,701 and $125,667 for the nine months ended September 30, 1996 and 1995.

   --------------------------------------

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

   Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $9,900 for both the nine months ended September 30, 1996 and 1995.

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

9. INCOME TAXES
---------------

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

   ------------------------

   The reconciliation of net loss for the nine months ended September 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                                September 30,    September 30,
                                                      1996              1995
                                                      ----              ----

   Net loss - statement of operations             $(1,208,598)     $(1,080,006)

   Add to (deduct from):
        Difference in depreciation                    (44,400)        (100,088)
        Gain on sale of property                        3,303             --
        Allowance for doubtful accounts               246,000          212,777
                                                  -----------      -----------

   Net loss - tax return purposes                 $(1,003,695)     $  (967,317)


   The reconciliation of Partners' (Deficit) as of September 30, 1996 and December 31, 1995 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                   September 30,   December 31,
                                                       1996            1995
                                                       ----            ----

   Partners' (Deficit) - balance sheet            $(4,730,505)     $(3,521,907)

   Add to (deduct from):
        Accumulated difference in
        depreciation                               (5,271,975)      (5,227,575)
        Accumulated amortization                      382,695          382,695
        Syndication fees                            2,734,297        2,734,297
        Difference in book and tax
        basis in partnership investments             (635,737)        (635,737)
        Other                                       1,396,342        1,147,039
                                                  -----------      -----------

   Partners' (Deficit) - tax return purposes      $(6,124,883)     $(5,121,188)

10. PENDING SALES
    -------------

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

       PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                  ----------------------------------------------

The Partnership continues to struggle with cash shortfalls being funded by the General Partner, although under no obligation to do so. At this point in time, there is no assurance that the General Partner will continue to advance funds to assist with the Partnership's cash flow difficulties. The Partnership suffered from another disappointing quarter further adding to the pains incurred during the year thus far. Total revenue decreased dramatically (i.e. by approximately $326,000) from the same nine month period in the previous year, while total expenses only decreased by $178,000 for the same period. Management is optimistic that the decrease in expenses will continue as more control is being exercised over expenditures; with more control over spending now in place, management is focusing on ways to increase operating revenue. Occupancies at several of the residential properties in the Partnership remain in the upper 70's, which has resulted in the large decrease in rental income this year. Great emphasis is now being placed on increasing occupancies by focusing on more effective advertising, improving maintenance at the properties, painting and other improvements to add to the properties' curb appeal, etc. Management has also made changes in personnel in an attempt to hire more experienced staff, thus creating a "fresh" attitude and approach.

The Partnership continues to review the possibility of refinancing mortgages in order to reduce interest rates and increase cash flow. Additionally, there are signed contracts for the sale of five properties within the Partnership. The sale of any one of these properties is expected to bring in the additional cash which the Partnership needs to do the capital improvements that are necessary as the properties continue to age. The General Partner continues to work towards closing the pending sales, although there is still no firm closing date. At this time it is highly unlikely that the Limited Partners will receive any proceeds from the sale.

There were no distributions for the nine month periods ended September 30, 1996 and 1995. The Partnership does not expect to resume distributions until it is able to generate sufficient excess cash flow and repay the General Partner advances and the other obligations of the Partnership. The General Partner believes that unless there is a significant increase in income and a major reduction in expenses, some of the properties in this Partnership could be in default with regard to their mortgages.

Results of Operations:
----------------------

Net loss for the three month period ended September 30, 1996 amounted to $754,701 or $31.33 per limited partnership unit versus a net loss for the three month period ended September 30, 1995 of $329,199 or $13.67 per limited partnership. For the nine month period ended September 30, 1996, the net loss amounted to $1,208,598 or $50.17 per limited partnership unit versus a net loss of $1,080,006 or $44.83 per limited partnership unit for the nine month period ended September 30, 1995.

On a tax basis, the Partnership generated a loss for the nine month period ended September 30, 1996 of $1,272,514 or $52.83 per unit versus a tax loss $967,317 or $40.16 per unit for the nine month period ended September 30, 1995

Partnership revenue for the quarter ended September 30, 1996, totaled $1,316,554, decreasing $163,726 from the same quarter of 1995 period. Rental for the three month period decreased rather substantially as compared to that of the same quarter in the previous year. This is due to the low occupancy levels and collection problems at Creekside Apartments, Willow Creek Apartments and Chapelwood Estates (formerly Cedar Court). For the nine month period ended September 30, 1996, rental revenue totaled $3,820,605. The total rental income decreased by $393,393 over the same time period in 1995.

For the three month period ended September 30, 1996, the Partnership's expenses totaled $2,106,824, an increase of $281,670 over the quarter ended September 30, 1995. For the nine months ended September 30, 1996, the Partnership expenses totaled $5,353,806, decreasing over $178,064 from the nine months ended September 30, 1995. The largest decrease can be seen in property operations expenses. Management continues to monitor very closely payroll, repairs and maintenance, and contracted service costs. These have traditionally been areas where expenses/costs have been high, so effort has been put forward to control these by, for example, handling more maintenance work in-house as opposed to bringing in outside contractors. Interest expense to affiliates continues to increase as General Partner advances increase.

For the nine month period ended September 30, 1996, the Lakeview Joint Venture generated net loss of $341,433, with $55,380 of the loss allocated to the minority venturer. For the nine months ended September 30, 1995, the joint venture has a net loss of $122,177, with $19,817 of the loss allocated to the minority venturer. This property saw a large increase in operating expenses for the first nine months of 1996 as compared to those incurred during the same period in 1995. Management continues to put forth great efforts to control payroll and associated costs, as well as maintenance expenses, for this property; these are felt to be the areas where control is needed in order to turn this property around.

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

None.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP IV


By:   /s/Joseph M. Jayson                       March 14, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       March 14, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  March 14, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary