Form 10-K
period 1996-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1997-03-31
CIK 763698

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the Fiscal Year Ended December 31, 1996

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES  AND EXCHANGE ACT OF 1934.  (NO FEE REQUIRED)

                         Commission File Number 0-14386

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
              ----------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

         Delaware                                      16-1245153
---------------------------                  -----------------------------------
   (State of Formation)                       (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:    (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.(X)


                       DOCUMENTS INCORPORATED BY REFERENCE
        See page 13 for a list of all documents incorporated by reference
                                        1

                                     PART I

ITEM 1:  BUSINESS
-------  --------

     The Registrant, Realmark Property Investors Limited Partnership IV (the "Partnership"), is a Delaware limited partnership organized in February 1985, pursuant to an Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the Revised Delaware Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner"). During 1988, Realmark Properties IV Associates ("Associates") and RPI Investors-IV, Inc. (formerly the "Corporate General
Partner") were merged with Realmark Properties, Inc. (the "Corporate General Partner").

     The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on April 22, 1985, and concluded the offering on June 22, 1986, having raised a total of $23,365,900 before deducting sales commissions and expenses of the offering.

     The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. The Partnership owns five (5) apartment complexes totaling 871 units, an office complex containing 130,898 square feet and is an 83.78% joint venture owner of a 168 unit apartment complex. Each Partnership property is located in a relatively stable community with a solid base from which to draw residents. There remains however, strong competition from other complexes in the respective areas. See also item 7. Each of the apartment complexes are managed for the Partnership by Realmark Corporation, an affiliate of the General Partners.

     The business of the Partnership is not seasonal. As of December 31, 1996, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1996 were employees of the Corporate General Partner or its affiliates.

     The Registrant's objectives are to acquire, operate and hold existing income-producing properties to (1) provide long-term capital appreciation, (2) provide cash distributions from operations, (3) provide investors with a diversified real estate portfolio, and (4) preserve and protect Partnership capital.

     Occupancy for each complex as of December 31, 1996, 1995 and 1994 was as follows:

                                               1996     1995      1994
                                               ----     ----      ----

     Lakeview Apartments (Joint Venture)        82%      91%       93%
     Sutton Park Apartments                     85%      92%       91%
     Creekside Apartments                       90%      95%       87%
     Willow Creek Apartments                    92%      96%       94%
     Evergreen Terrace Apartments               92%      95%       97%
     Chapelwood Estates                         75%      87%       84%
     Airlane Office Warehouse                   97%      92%       86%

ITEM 1:  BUSINESS (Con't.)
-------  -----------------

     The percentage of total Partnership revenue generated from each complex as of December 31, 1996, 1995 and 1994 was as follows:

                                                 1996     1995      1994
                                                 ----     ----      ----

     Lakeview Apartments (Joint Venture)         13%      14%       15%
     Sutton Park Apartments                      24%      24%       23%
     Creekside Apartments                        21%      22%       23%
     Willow Creek Apartments                     18%      18%       18%
     Evergreen Terrace Apartments                 6%       6%        6%
     Chapelwood Estates                           4%       4%        5%
     Airlane Office Warehouse                    14%      12%         9%




ITEM 2: PROPERTIES
------------------

Name and Location          General Character of Property               Purchase Date
-----------------          -----------------------------                -------------
Lakeview Village Apts.     Apartment complex; 7 buildings on            November 1985
Joint Venture              13 acres; 168 units.  An 8.25%
Milwaukee, WI               mortgage with a balance of $2,508,128
                           at December 31, 1996, which provides
                           for annual principal and interest payments
                           of $232,920 in equal monthly installments.
                           The term of the mortgage is ten (10) years
                           with the remaining balance due and payable
                           February 1, 2006.

Sutton Park Apts.          Apartment complex; 12 buildings on 23        December 1985
(formerly Bristol          acres; 288 units.  An 8% mortgage with a
Square Apts.)              balance of $3,370,652 at December 31,
Lansing, MI                1996, which provides for annual principal
                           and  interest  payments of $306,168 in equal
                           monthly   installments.   The  term  of  the
                           mortgage   is  ten  (10)   years   with  the
                           remaining   balance   due  and   payable  on
                           February 1, 2006.  In  addition,  there is a
                           promissory  note,  with a balance of $29,170
                           at December  31,  1996,  which  provides for
                           monthly  principal  payments  of $2,083 plus
                           interest  accruing at the lenders  reference
                           rate plus 2%  annually  (10.25% at  December
                           31,  1996).  The  note  is due  and  payable
                           February 1, 1998.





ITEM 2: PROPERTIES (Con't.)
---------------------------

Name and Location          General Character of Property                Purchase Date
-----------------          -----------------------------                -------------
Airlane I & III            Office/Warehouse; two buildings of           August 1986
Nashville, TN              62,598 square feet (Airlane I) and
                           68,300  square  feet  (Airlane   III).   The
                           property is financed with a 7.625%  mortgage
                           with a balance of $3,525,932 at December 31,
                           1996.  The  mortgage   provides  for  annual
                           principal and interest  payments of $369,783
                           payable in equal monthly installments,  with
                           the remaining balance due January 1, 1999.

Evergreen Terrace Apts.    Apartment complex; 3 buildings on            December 1986
(formerly Sunset Hills     2.56 acres; 72 units financed by a
Apts.)                     mortgage of $1,021,096 at December 31,
Lansing, MI                1996.  The interest rate is adjustable
                           annually to a maximum rate of 15% during the
                           first  five  years of the loan  term and 17%
                           for  the  remaining  life of the  loan;  the
                           interest  rate  shall  never be less than 9%
                           over the life of the loan (9.0% at  December
                           31, 1996).  The mortgage is payable  monthly
                           in  amounts  which  vary  with the  interest
                           rate.  Monthly payments at December 31, 1996
                           based on a 9.0%  interest  rate were $8,962.
                           The  balance  of the  mortgage  is  due  and
                           payable June 1, 1998.

Willow Creek Apts.         Apartment complex; 18 buildings on 12.4       December 1986
Greenville, SC             acres; 215 units financed by a 9.25%
                           mortgage    which   provides   for   monthly
                           principal  and interest  payments of $32,752
                           with the remaining  balance  originally  due
                           September  1, 1996;  the  maturity  has been
                           extended to March 1, 1997. The balance as of
                           December 31, 1996 was $3,919,467.












ITEM 2: PROPERTIES (Con't.)
---------------------------

Name and Location          General Character of Property                    Purchase Date
-----------------          -----------------------------                    -------------
Creekside Apts.            Apartment complex; 11 buildings on               December 1986
(formerly Bretton Park     20.14 acres; 240 units financed by an
Phase I and II)            adjustable rate mortgage with the interest
Flat Rock, MI               adjustable quarterly to a maximum rate of
                           13.5%  and a minimum  rate of 7%,  (7.09% at
                           December 31, 1996).  The mortgage is payable
                           monthly  in  amounts  which  vary  with  the
                           interest rate.  Monthly payments at December
                           31, 1996 based on a 7.09% interest rate were
                           $27,827.  The outstanding  principal balance
                           of the  mortgage  at  December  31,  1996 is
                           $3,670,328.  The balance of the  mortgage is
                           due and payable March 31, 1998.


Chapelwood Estates         Apartment complex; 5 buildings on 3.4            May 1987
(formerly Cedar Court      acres; 56 units, financed by a 9.25%
Apts. and Cliffside        mortgage with a balance of $894,551 at
Apts.)                     December 31, 1996, which provides for
Monroeville, PA            monthly principal and interest payments of
                           $7,466  with the remaining balance due
                           September 1, 1996.  The mortgage is now
                           in default and is payable on demand.


ITEM 3:   LEGAL PROCEEDINGS
-------   -----------------

     The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
-------   -------------------------------------------
          HOLDERS.
          --------

          None.

                                     PART II

ITEM 5:   MARKET FOR REGISTRANT'S UNITS OF LIMITED
-------   ----------------------------------------
          PARTNERSHIP INTEREST.
          ---------------------

     There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

     The Partnership did not make any distributions for the years ended December 31, 1996, 1995 or 1994. See also Item 7.

     As of December 31, 1996, there were 2,545 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA


                                     Realmark Properties Investors Limited Partnership-IV

                                  Year Ended      Year Ended     Year Ended       Year Ended      Year Ended
                                 Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993   Dec. 31, 1992
                                 -------------   -------------   -------------   -------------   -------------
Total assets                      $ 20,488,126    $ 19,982,793    $ 21,439,199    $ 22,292,013    $ 23,404,115
                                  ============    ============    ============    ============    ============

Notes payable and
  long-term obligations           $ 18,939,324    $ 19,414,288    $ 19,881,483    $ 20,148,300    $ 20,302,337
                                  ============    ============    ============    ============    ============
______________________________________________________________________________________________________________

Income                            $  5,536,412    $  5,753,559    $  5,062,606    $  5,190,122    $  5,118,464

Expenses                             6,759,234       7,225,672       7,020,306       6,319,029       6,859,431
                                  ------------    ------------    ------------    ------------    ------------

Loss before loss allocated
  to minority interest, loss of
  disposition of property, and
  extraordinary items               (1,222,822)     (1,472,113)     (1,957,700)     (1,128,907)     (1,740,967)

Loss allocated to
  minority interest                     36,106          42,625          51,247          24,974           1,984

Loss on disposition
  of property                             --              --              --              --        (1,328,352)

Extraordinary items                  1,501,158            --              --              --              --
                                  ------------    ------------    ------------    ------------    ------------


Net income (loss)                 $    314,442    ($ 1,429,488)   ($ 1,906,453)   ($ 1,103,933)   ($ 3,067,335)
                                  ============    ============    ============    ============    ============
______________________________________________________________________________________________________________

Net cash (used in) provided
  by operating activities         ($   984,095)   ($   875,686)   ($   460,660)   ($   394,753)   $    173,668

Principal payments on
  long-term debt                    (5,658,964)       (467,195)       (266,817)       (154,037)       (195,485)
                                  ------------    ------------    ------------    ------------    ------------

Net cash (used in)
  operating activities
  after principal payments
  on long-term debt               ($ 6,643,059)   ($ 1,342,881)   ($   727,477)   ($   548,790)   ($    21,817)
                                  ============    ============    ============    ============    ============
______________________________________________________________________________________________________________

Loss per limited
  partnership unit before
  extraordinary gains             ($     49.26)   ($     59.34)   ($     79.14)   ($     45.83)   ($    127.33)

Extraordinary gains per
  limited partnership unit               62.32            --              --              --              --
                                  ------------    ------------    ------------    ------------    ------------

Income (loss) per limited
  partnership unit                $      13.06    ($     59.34)   ($     79.14)   ($     45.83)   ($    127.33)
                                  ============    ============    ============    ============    ============


Weighted average number
  of limited partnership
  units outstanding                     23,366          23,366          23,366          23,366          23,366
                                  ============    ============    ============    ============    ============

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

Liquidity and Capital Resources:
--------------------------------

     The Partnership once again suffered from a year burdened by poor cash flow generated from operations, low occupancies and high delinquencies. Lakeview Apartments, Sutton Park (formerly Bristol Square) Apartments, Creekside Apartments, Willow Creek Apartments, Evergreen Terrace Apartments and Chapelwood Estates (formerly Cedar Court) all experienced occupancies in the mid 70%'s through much of 1996. As has been the case for several years, the Corporate
General  Partner   advances   covered  the  shortfalls  in  cash  flow  for  the
Partnership. The General Partners are under no obligation to fund the shortfalls, and at this date, there is no assurance that such advances will continue. At December 31, 1996, advances from the Corporate General Partner and its affiliates totaled $3,167,754, an increase of almost $947,000 over the balance at December 31, 1995. The advances are payable on demand and are accruing interest at the rate of 11% per annum. Unless there is a significant increase in income and a considerable reduction in expenses, the General Partner believe that the Partnership could be in default with regards to their mortgages. Due to the persistent cash flow shortages, no distributions were made in the years ended December 31, 1996, 1995 and 1994. Until the Partnership is able to pay its operating obligations out of cash flow and also repay the Corporate General Partner advances, it is not likely that the Limited Partners will receive any distributions in the coming year.

     On July 16, 1996 the Corporate General Partner entered into contracts on behalf of the Partnership to sell Creekside Apartments, Evergreen Terrace Apartments, Lakeview Village Apartments, Sutton Park Apartments (formerly Bristol Square) and Willow Creek Apartments at sales prices of $5,900,000, $1,200,000, $4,090,000, $5,800,000 and $5,425,000, respectively. The contracts are subject to a number of contingencies as were described in Form 8-K filed on July 31, 1996. No firm closing date on the sales have been established to date. The General Partners continue to aggressively seek other buyers for these properties since the sales contracts previously mentioned are cancelable by the purchaser. All contracts have been negotiated in the best interests of the Limited Partners.

     Management has once again implemented corrective action plans in response to the going concern consideration discussed in Note 15 to the financial statements. These plans include tighter cash management through the closer monitoring of expenses such as payroll, advertising and maintenance, which have typically been the expenses that have increased from year to year. Additionally, tighter credit policies have been put into place as a means of avoiding the collection problems which the property incurred during the past several years. The General Partners are seeking new financing for several of the properties within the Partnership; with new mortgages at lower interest rates, it is believed that enough cash flow could be produced to do the capital improvements necessary to increase occupancy at the properties, as well as to make the properties more appealing for sale purposes.

     During the fourth quarter of 1996, there was a fire at Sutton Park which resulted in almost a total loss of one of the buildings. The loss was covered by insurance; the proceeds are being used to re-build the building which is expected to be completed by mid-1997. Since the insurance proceeds exceeded the book value of the destroyed property, an extraordinary gain equal to the excess of the proceeds over the book value has been reported; such gain totaled $706,158.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
          ------------------------------------------------------

Liquidity and Capital Resources (Con't.):
-----------------------------------------

     Early in 1996, refinancing was obtained for both Lakeview Village Apartments and Sutton Park Apartments. As a result of the refinancing, a portion of the original second mortgage on Sutton Park was forgiven by the lender; a total forgiveness of $795,000 was received and reported as an extraordinary gain for financial statement purposes for the year ended December 31, 1996. The refinancing not only reduced debt service in both complexes, but also will decrease the mortgage payments approximately $2,460 per month at Sutton Park and approximately $450 per month at Lakeview Village. The extremely high cost of refinancing these properties did, however, contribute to the large increase in the payable to the General Partner.

     The notes receivable from the sale of Gold Key II matured in the fourth quarter of 1995. The mortgagees did not pay the note at that date. During 1996, the General Partners successfully settled with the mortgagee on the note(s) and accrued interest for a total of $175,000. This settlement was pursued in the best interests of the Limited Partners and was reached prior to any formal legal actions.




Results of Operations:
----------------------

     For the year ended December 31, 1996, the Partnership generated net income of $314,442 or $13.06 per limited partnership unit. This income was principally due to the extraordinary gains which resulted from the fire loss and the forgiveness of debt both for Sutton Park Apartments. Before such gains, the loss incurred by the Partnership was $1,186,716 or $49.26 per limited partnership unit. For the years ended December 31, 1995 and 1994 losses incurred totaled $1,429,488 or $59.34 per limited partnership unit and $1,906,453 or $79.14 per limited partnership unit, respectively.

     Partnership revenues for the year ended December 31, 1996 totaled $5,536,412, consisting of rental income of $5,163,212 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $373,200. The decrease in rental revenue from that of the previous year is evidence of low occupancy levels at most of the residential properties throughout much of 1996. In order to increase occupancies, management offered incentive programs throughout the year; additionally, aggressive marketing plans were put into place, which as of December 31, 1996 appear to have had some success since there was a noticeable increase in new tenants at year end. Rental revenues in the year ended December 31, 1995 amounted to $5,456,107 and in the year ended December 31, 1994 totaled $4,777,840. There was also an increase of approximately $75,000 in other income, which is attributed to increased laundry revenue at the residential complexes. Increasing occupancy, as well as decreasing delinquencies, remains the major focus of management. Tighter credit policies and extended and attractive incentive programs continue to be management's means of reaching the income levels needed to improve the cash flow in the Partnership.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
          ------------------------------------------------------


Results of Operations (Con't.):
-------------------------------

     Partnership expenses for the year ended December 31, 1996 totaled $6,759,234, a substantial decrease over the expenses of the years ended December 31, 1995 and 1994 which were $7,225,672 and $7,020,306, respectively. The majority of the decrease may be attributed to a decrease in property operations costs. Through regular monitoring and measuring of expenses related to payroll, repairs and maintenance and contracted services, the Partnership has achieved a decrease of in excess of $300,000 or approximately 10% in operations expenses as compared to the previous year, and over $220,000 as compared to 1994. Interest paid to affiliates increased by over $87,000 as compared to 1995 due to the higher carrying value of the loan from affiliates between the two years. Total administrative expenses of $1,250,449 increased substantially as compared to the years ended December 31, 1995 and 1994 when they totaled $1,149,808 and $1,110,968, respectively. The decrease in administrative expenses paid to affiliates is the result of decreased management fees due to the decreased net rental revenues resulting from lower occupancies and higher delinquencies, while the offsetting increase in other administrative expenses is due to increased legal fees and more costly advertising campaigns, undertaken to increase occupancies.

     The Partnership expects to incur higher than "normal" property operations expenses in the near future as a considerable amount of capital improvement work is necessary to make the properties more attractive to new tenants. The work planned includes interior and exterior painting and woodwork, replacing of carpeting and appliances at several of the complexes, and structural work such as repairs to roofs and decks/patios. Although this work is necessary in order to increase rental revenue(s) generated in the Partnership, management continues to keep in mind that expenditures must be closely monitored so as not to worsen the cash flow situation of the Partnership. One means of controlling such expenses has been management's success at obtaining large price discounts on paint, carpeting and appliances through negotiations with large national companies, such as Whirlpool.

     For the year ended December 31, 1996, the tax basis loss was $522,104 or $21.67 per limited partnership unit compared to a tax loss of $1,155,597 or $47.97 per unit for the year ended December 31, 1995 and a tax loss of $1,902,697 or $78.99 per limited partnership unit for the year ended December 31, 1994. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the year ended December 31, 1996 was allocated in this fashion.


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------

     Listed under Item 14 of the report.



ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------   ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ---------------------------------------

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE
--------  ---------------------------------------
          REGISTRANT.
          -----------

     The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1996, are listed below. Each director is subject to election on an annual basis.

                             Title of All Positions                Year First
Name                         Held With the Company             Elected Director
----                         ---------------------             ----------------

Joseph M. Jayson             President and Director                   1979

Judith P. Jayson             Vice President and Director              1979

Michael J. Colmerauer        Secretary

     Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

     The Director and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

     Joseph M. Jayson, age 58, is Chairman and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies:
Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is President and Director of Realmark Corporation and Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been engaged in the real estate business for the last 34 years and is a Certified Property manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 34 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways, in forming over 30 real estate related limited partnerships. For the past sixteen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

     Judith P. Jayson, age 57, is currently Vice-President and Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 35 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

     Michael J. Colmerauer, 39, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 13 years.


ITEM 11:  EXECUTIVE COMPENSATION.
--------  -----------------------

     No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1996, 1995 or 1994; nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor for the years ended December 31, 1996, 1995 or 1994.

     The following table sets forth for the years ended December 31, 1996, 1995 and 1994 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:


  Entity Receiving                   Type of
      Compensation                Compensation           1996          1995          1994
      ------------                ------------           ----          ----          ----
Realmark Properties, Inc.
(The Corporate General
Partner)                   Interest charged on
                             accounts payable -
                             affiliates                 $281,944      $194,407      $103,681
                                                      -----------   -----------   -----------

                           Reimbursement for
                           allocated partnership
                           administration expenses:
                             Investor Services Fees       14,275        11,372        26,601
                             Brokerage                    24,200        15,578        30,249
                             Portfolio Management
                               & Accounting Fees         193,548       275,932       205,253

Realmark Corporation       Property Management Fees      280,167       247,223       220,993
                           Computer Service Fees          20,394        20,394        20,200
                                                      -----------   -----------   -----------
                                                         532,584       570,499       503,296
                                                      -----------   -----------   -----------

                           Total                        $814,528      $764,906      $606,977


     The  Corporate  General  Partner is  entitled to a  continuing  Partnership
Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement), of which 2% is subordinated to the receipt by the Limited Partners of a non-cumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). The Corporate General Partner is paid its 5% Partnership Management Fee annually as cash flow allows. The 2% subordinated fee will not be paid or accrued until such time as the Limited Partners have received their 7% return and payment of the fee becomes probable. The General Partners are also entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.

     Net income or loss and proceeds arising from a sale or refinancing shall be distributed first to the limited partners in amounts equivalent to a 7% return on the average of their adjusted capital contributions, then an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions, then to all partners in an amount equal to their respective positive capital balances and, finally, in the ratio of 87% to the limited partners and 13% to the general partners.

     The General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions have not been met no fees have been recorded or paid on the sale of the Gold Key II apartment complex.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------  -----------------------------------------------
          AND MANAGEMENT.
          ---------------

     No person owns of record or beneficially more than five percent (5%) of the units of Limited Partnership Interests of the Partnership. Except for the
General Partner's Interest in the Partnership ($3,000 initial capital contribution), the General Partners, as of December 31, 1996, owned no units of Limited Partnership Interest.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
--------  -----------------------------------------------

     (a)  Transactions with Management and Others.
          ---------------------------------------

     No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Note 7 to the Financial Statements.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
--------  ---------------------------------------------
          REPORTS ON FORM 8-K.
          --------------------

     (a)  Financial Statements and Schedules.
          -----------------------------------

          FINANCIAL STATEMENTS                                            PAGE
          --------------------                                            ----

          (I)    Independent Auditors' Report                              15
          (ii)   Balance Sheets at December 31, 1996 and 1995              16
          (iii)  Statements of Operations for the years ended
                   December 31, 1996, 1995 and 1994                        17
          (iv)   Statements of Partners' Capital (Deficit) for the
                   years ended December 31, 1996, 1995 and 1994            18
          (v)    Statements of Cash Flows for the years ended
                   December 31, 1996, 1995 and 1994                        19
          (vi)   Notes to Financial Statements                          20 - 31

          FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          (i)    Schedule I - Mortgage Loans on Real Estate                32
          (ii)   Schedule III - Real Estate and Accumulated
                  Depreciation                                          33 - 34

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (b)  Reports on Form 8-K.
          --------------------

          None

     (c)  Exhibits
          --------

     4. Instruments defining the rights of security holders, including indentures

          (a) Certificate of Limited Partners filed with the Registration Statement of the Registrant Form S-11, filed February 14, 1985, and subsequently amended incorporated herein by reference.

          (b) Partnership Agreement included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
--------  ---------------------------------------------
          REPORTS ON FORM 8-K (Con't.).
          -----------------------------


10.  Material contracts

          (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

          (b) Joint Venture Agreement with Realmark Property Investors Limited Partnership VI B as filed and amended to date incorporated herein by reference.

          (c) Property sales agreements with unrelated third-party included with the third quarter Form 10Q incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership-IV:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-IV as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 14. These financial statements and financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-IV at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedules have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 15 to the financial statements, the Partnership's recurring losses, continuing cash flow deficiencies, partners' deficit, delinquent mortgage, and one mortgage due in 1997 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE, LLP
Buffalo, New York
March 25, 1997

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


Assets                                                                1996            1995
                                                                  ------------    ------------
Property, at cost (including assets held for sale, see Note 3):
  Land                                                            $  1,773,922    $  1,773,922
  Buildings and improvements                                        27,898,057      27,641,015
  Furniture, fixtures and equipment                                  2,711,794       2,711,794
                                                                  ------------    ------------
                                                                    32,383,773      32,126,731
  Less accumulated depreciation                                     13,753,437      13,104,388
                                                                  ------------    ------------
      Property, Net                                                 18,630,336      19,022,343

Escrow deposits                                                        764,566         338,660
Interest and other receivables                                         591,255          65,026
Note receivable                                                           --           154,875
Prepaid expenses                                                       231,561         224,468
Mortgage costs, net of accumulated amortization
  of $493,159 in 1996 and $634,587 in 1995                             265,953         172,966
Other assets                                                             4,455           4,455
                                                                  ------------    ------------

           Total Assets                                           $ 20,488,126    $ 19,982,793
                                                                  ============    ============


Liabilities and Partners' Deficit

Liabilities:
  Mortgages and note payable                                      $ 18,939,324    $ 19,414,288
  Cash overdraft                                                       138,032         252,805
  Accounts payable and accrued expenses                                864,429         991,181
  Accounts payable - affiliates                                      3,167,754       2,220,847
  Interest payable                                                     172,452         156,525
  Security deposits and prepaid rents                                  395,123         414,471
                                                                  ------------    ------------
           Total liabilities                                        23,677,114      23,450,117
                                                                  ------------    ------------

Minority interest in joint venture                                      18,477          54,583
                                                                  ------------    ------------

Partners' deficit:
  General partners                                                    (669,203)       (678,636)
  Limited partners                                                  (2,538,262)     (2,843,271)
                                                                  ------------    ------------
           Total Partners' deficit                                  (3,207,465)     (3,521,907)
                                                                  ------------    ------------

           Total Liabilities and Partners' Deficit                $ 20,488,126    $ 19,982,793
                                                                  ============    ============



                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       1996           1995           1994
                                                   -----------    -----------    -----------
Income:
  Rental                                           $ 5,163,212    $ 5,456,107    $ 4,777,840
  Interest and other                                   373,200        297,452        284,766
                                                   -----------    -----------    -----------
  Total income                                       5,536,412      5,753,559      5,062,606
                                                   -----------    -----------    -----------

Expenses:
  Property operations                                2,737,139      3,051,398      2,959,626
  Interest:
    Paid to Affiliates                                 281,944        194,407        103,681
    Other                                            1,587,480      1,614,910      1,641,865
  Depreciation and amortization                        902,222      1,215,149      1,204,166
  Administrative:
    Paid to affiliates                                 532,584        570,499        503,296
    Other                                              717,865        579,309        607,672
                                                   -----------    -----------    -----------
  Total expenses                                     6,759,234      7,225,672      7,020,306
                                                   -----------    -----------    -----------

Loss before loss allocated to minority interest     (1,222,822)    (1,472,113)    (1,957,700)
  and extraordinary items

Loss allocated to minority interest                     36,106         42,625         51,247

Extraordinary items:
  Gain on extinguishment of debt                       795,000           --             --
  Gain from insurance proceeds on fire loss            706,158           --             --
                                                   -----------    -----------    -----------

Net income (loss)                                  $   314,442    ($1,429,488)   ($1,906,453)
                                                   ===========    ===========    ===========

Loss per limited partnership unit before
  extraordinary gains                              ($    49.26)   ($    59.34)   ($    79.14)

Extraordinary gains per limited partnership unit         62.32           --             --
                                                   -----------    -----------    -----------

Income (loss) per limited partnership unit         $     13.06    ($    59.34)   ($    79.14)
                                                   ===========    ===========    ===========

Weighted average number of limited partnership
  units outstanding                                     23,366         23,366         23,366
                                                   ===========    ===========    ===========






                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         General            Limited Partners
                                        Partners            ----------------
                                         Amount           Units         Amount
                                         ------           -----         ------

Balance, January 1, 1994             ($  578,557)         23,366    $   392,591

Net loss                                 (57,194)           --       (1,849,259)
                                     -----------     -----------    -----------

Balance, December 31, 1994              (635,751)         23,366     (1,456,668)

Net loss                                 (42,885)           --       (1,386,603)
                                     -----------     -----------    -----------

Balance, December 31, 1995              (678,636)         23,366     (2,843,271)

Net income                                 9,433            --          305,009
                                     -----------     -----------    -----------

Balance, December 31, 1996           ($  669,203)         23,366    ($2,538,262)
                                     ===========     ===========    ===========






                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                          1996           1995           1994
                                                      -----------    -----------    -----------
Cash Flows from operating activities:
  Net income (loss)                                   $   314,442    ($1,429,488)   ($1,906,453)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                         902,222      1,215,149      1,204,166
    Loss allocated to minority interest                   (36,106)       (42,625)       (51,247)
    Extraordinary gains                                (1,501,158)          --             --
  Changes in operating assets and liabilities:
    Interest and other receivables                       (526,229)       (21,454)        (2,388)
    Prepaid expenses                                       (7,093)      (133,077)       (11,210)
    Accounts payable and accrued expenses                (126,752)      (502,227)       224,294
    Interest payable                                       15,927         23,893         (6,685)
    Security deposits and prepaid rent                    (19,348)        14,143         88,863
                                                      -----------    -----------    -----------
Net cash (used in) operating activities:                 (984,095)      (875,686)      (460,660)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
  Escrow deposits                                        (425,906)       678,440       (280,994)
  Collection of principal on notes receivable             154,875         15,000         15,000
  Property acquisitions and additions                    (548,871)      (153,469)       (75,230)
  Insurance proceeds on fire loss                         876,393           --             --
                                                      -----------    -----------    -----------
Net cash provided by (used in) investing activities        56,491        539,971       (341,224)
                                                      -----------    -----------    -----------

Cash flows from financing activities:
  (Decrease) increase in cash overdraft                  (114,773)       242,519         10,286
  Principal payments on mortgages                      (5,658,964)      (467,195)      (266,817)
  Proceeds from refinancings                            5,979,000           --             --
  Mortgage costs                                         (224,566)      (144,183)       (31,500)
  Increase in accounts payable - due to affiliates        946,907        704,574      1,054,945
                                                      -----------    -----------    -----------
Net cash provided by financing activities                 927,604        335,715        766,914
                                                      -----------    -----------    -----------

Decrease in cash                                             --             --          (34,970)

Cash - beginning of year                                     --             --           34,970
                                                      -----------    -----------    -----------

Cash - end of year                                    $      --      $      --      $      --
                                                      ===========    ===========    ===========


As discussed in Footnote 8, the Partnership has estimated total insurance proceeds to be $876,393 as the result of a fire at Sutton Park Apartments.  As of December 31, 1996, $300,000 had been received and $576,393 was receivable.



                                   See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



1.   FORMATION AND OPERATION OF PARTNERSHIP:
     ---------------------------------------

     Realmark Property Investors Limited Partnership-IV (the "Partnership"), a Delaware Limited Partnership, was formed on February 12, 1985, to invest in a diversified portfolio of income-producing real estate investments.

     In April 1985, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on September 20, 1985. On June 22, 1986 the offering was concluded, at which time 23,363 units of limited partnership interest were outstanding, excluding 3 units held by an affiliate of the General Partners. The General Partners are Realmark Properties, Inc., a wholly-owned subsidiary of J.M. Jayson & Company, Inc. and Joseph M. Jayson, the Individual General Partner. Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc.

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (See Note 7).

     The partnership agreement also provides that distribution of funds, revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners.

     Net income or loss and proceeds arising from a sale or refinancing shall be distributed first to the limited partners in amounts equivalent to a 7% return on the average of their adjusted capital contributions, then an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions, then to all partners in an amount equal to their respective positive capital balances and, finally, in the ratio of 87% to the limited partners and 13% to the general partners.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     (a)  Use of  Estimates
          -----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (Continued)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
     ----------------------------------------------------

     (b)  Property and Depreciation
          -------------------------

     Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $770,643, $1,111,013 and $1,096,657 for the years ended December 31, 1996, 1995 and 1994, respectively. Generally, buildings and improvements are depreciated over 25 years, and furniture, fixtures, and equipment are depreciated over 5 years. The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to determine depreciation expense for tax purposes. For further discussion, see Footnote 3.

     (c)  Rental Income
          -------------

     Leases for residential properties have terms of one year or less. Commercial leases have terms of from one to five years. Rental income is recognized on the straight line method over the term of the lease.

     (d)  Mortgage Costs
          --------------

     Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the terms of the respective mortgages.

     (e)  Minority Interest in Consolidated Joint Venture
          -----------------------------------------------

     The minority interest in a consolidated joint venture is stated at the amount of capital contributed by the minority investors adjusted for their share of joint venture losses.

     (f)  Rents Receivable
          ----------------

     Due to the nature of these accounts, residential rent receivables are fully reserved for at December 31, 1996 and 1995.



3.   ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY:
      ------------------------------------------------

     In November 1985, the Partnership acquired a 168 unit apartment complex (Lakeview Village Apartments) located in Milwaukee, Wisconsin, for a purchase price of $4,411,659, which included $320,779 in acquisition fees.

            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (Continued)


3.   ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY (Con't.):
     ---------------------------------------------------------

     In December 1985, the Partnership acquired a 288 unit apartment complex (Sutton Park Apartments, formerly Bristol Square Apartments) located in Lansing, Michigan for a purchase price of $7,252,858, which included $588,716 in acquisition fees.

     In August 1986, the Partnership acquired two office/warehouse buildings of 62,598 square feet (Airlanes I) and 68,300 square feet (Airlane III), consisting of approximately 25% office space and 75% warehouse space located in Nashville, Tennessee, for a purchase price of $6,180,920, which included $383,169 in acquisition fees.

     In October 1986, the Partnership acquired an 86 unit apartment complex (Gold Key Village II) located in Englewood, Ohio for a purchase price of $2,354,615, which included $152,744 in acquisition fees.

     In December 1986, the Partnership acquired two apartment complexes consisting of 96 and 144 units (Creekside Apts., formerly Bretton Park I and II) located in Flat Rock, Michigan, for a purchase price of $5,462,176, which included $445,964 in acquisition fees.

     In December 1986, the Partnership acquired a 215 unit apartment complex (Willow Creek Apartments) located in Greenville, South Carolina, for a purchase price of $5,040,560, which included $477,987 in acquisition fees.

     In December 1986, the Partnership acquired a 72 unit apartment complex (Evergreen Terrace) located in Lansing, Michigan for a purchase price of $1,711,093, which included $314,379 in acquisition fees.

     In May 1987, the Partnership acquired a 56 unit apartment complex (Chapelwood Estates, formerly Cedar Court Apartments) located in Monroeville, Pennsylvania, for a purchase price of $1,439,832, which included $370,728 in acquisition fees.

     In 1988, the Partnership acquired, upon its dissolution, the net assets and liabilities of the Willow Lake Joint Venture, which amounted to $1,635,474. The net assets acquired were equivalent to the carrying value of the Partnership's investment in the joint venture at the time of the dissolution. Since the date of the acquisition, the Partnership had capitalized additional construction costs of $5,059,296, which includes capitalized interest of $151,993. Construction on this project was substantially complete in early 1991. During September 1992, Willow Lake's lender foreclosed and took possession of the property because the Partnership had difficulty in obtaining tenant leases and financing to complete tenant build-out costs. The loss on disposal generated a $1,328,352 loss for financial statement purposes.

     In October, 1990 the Partnership sold the Gold Key II apartment complex for $2,881,136 which generated a gain of $911,177 for financial statement purposes.

            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (Continued)


3.   ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY (Con't.):
     ---------------------------------------------------------

     In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of the following:


                            Carrying Amount                 Net Income (Loss)
                             of Property at                for the Year Ended
      Property              December 31, 1996              December 31, 1996

Lakeview Village                  $2,507,241                       ($222,600)
Sutton Park                        4,248,201                       1,296,059
Creekside                          3,093,751                         (34,451)
Willow Creek                       2,854,886                         (87,320)
Evergreen Terrace                    966,352                         (93,133)


     Management has determined that the sale of the properties is in the best interests of the limited partners. As of December 31, 1996, an agreement, cancelable by the buyer, has been signed with anticipated sales prices of:

    Property                   Sales Price

Lakeview Village                $4,090,000
Sutton Park                      5,800,000
Creekside                        5,900,000
Willow Creek                     5,425,000
Evergreen Terrace                1,200,000


     The actual date of closing on the sale of any property will depend on financing availability, tax credit availability and other factors.

     Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1996 totaled approximately $346,000.

            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (Continued)


4.   NOTE RECEIVABLE
     ---------------

     In connection with the sale of the Gold Key II apartment complex, the Partnership took back a second mortgage as security for two notes receivable. The first note for $155,000 carried an interest rate of 10% with interest payable monthly and the remaining balance payable at maturity on October 11, 1995. The second note for $75,000 carried an interest rate of 10% with principal payments payable in five annual installments of $15,000 and any remaining interest payable at maturity on October 11, 1995. Neither of the notes were paid in full by the maturity date and, in accordance with the agreements, both notes accrue interest at 15% annually on the unpaid balances. The Partnership received a settlement in the amount of $175,000 during 1996. The remainder of the balances were written off.

5.   MORTGAGES AND NOTE PAYABLE:
     ---------------------------

     The Partnership has the following mortgages and note payable:

Lakeview Village Apartments
---------------------------

     A 10.875% mortgage with a balance of $2,311,688 at December 31, 1995, which provided for annual principal and interest payments of $305,496 in equal monthly installments. The balance was originally due May 1, 1993, but the Partnership had been granted an extension to January 1996. The property was refinanced January 11, 1996 with an 8.25% mortgage for $2,529,000. The new mortgage, with a balance of $2,508,128 at December 31, 1996, provides for annual principal and interest payments of $232,920 in equal monthly installments. The term of the mortgage is ten (10) years with the remaining balance due and payable on February 1, 2006.

Sutton Park Apartments (formerly Bristol Square Apartments)
-----------------------------------------------------------

     A first mortgage with a balance of $2,849,412 at December 31, 1995, which provided for principal and interest payments at 9% payable in equal monthly installments of $26,700, due December 31, 1995. In addition, a second, non-interest bearing mortgage with a balance of $1,000,000 at December 31, 1995. Under the terms of the agreement, 80% of the second mortgage was to be forgiven if the remaining balance of the first mortgage was paid by December 31, 1995. Both mortgages were refinanced January 11, 1996 with an 8% mortgage for $3,400,000, and an unsecured $50,000 promissory note. The new mortgage, with a balance of $3,370,652 at December 31, 1996, provides for annual principal and interest payments of $306,168 in equal monthly installments. The term of the mortgage is ten (10) years with the remaining balance due and payable on February 1, 2006. The promissory note, with a balance of $29,170 at December 31, 1996, provides for monthly principal payments of $2,083 plus interest accruing at the lenders reference rate plus 2% annually (10.25% at December 31, 1996). The note is due and payable February 1, 1998.

     As a result of the refinancing, a portion of the second mortgage, described above, was forgiven and an extraordinary gain in the amount of $795,000 was recognized in 1996.

            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (Continued)


5.   MORTGAGES AND NOTE PAYABLE (Con't.):
     ------------------------------------

Airlanes I & III
----------------

     A 7.625% mortgage with a balance of $3,525,932 and $3,622,816 at December 31, 1996 and 1995, respectively, which provides for annual principal and interest payments of $369,783 payable in equal monthly installments, with the remaining balance due January 1, 1999.

Creekside
---------

     An adjustable rate mortgage with an outstanding principal balance of $3,670,328 and $3,745,882 at December 31, 1996 and 1995, respectively. The interest rate is adjustable quarterly to a maximum rate of 13.5% and a minimum rate of 7% (7.09% at December 31, 1996). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at December 31, 1996 based on a 7.09% interest rate were $27,827. The balance of the mortgage is due and payable March 31, 1998.

Willow Creek
------------

     A 9.25% mortgage which provides for annual principal and interest payments of $393,024 payable in equal monthly installments with the remaining balance originally due on September 1, 1996; the maturity has been extended to March 1, 1997. The balance as of December 31, 1996 and 1995 was $3,919,467 and $3,948,467, respectively.

Evergreen Terrace
-----------------

     An adjustable rate mortgage with a balance at December 31, 1996 and 1995 of $1,021,096 and $1,036,006, respectively. The interest rate is adjustable annually to a maximum rate of 15% during the first five years of the loan term and 17% for the remaining life of the loan; the interest rate shall never be less than 9% over the life of the loan (9.0% at December 31, 1996). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at December 31, 1996 based on a 9.0% interest rate were $8,962. The balance of the mortgage is due and payable June 1, 1998.

Chapelwood Estates (formerly Cedar Court)
-----------------------------------------

     A 9.25% mortgage with a balance of $894,551 and $900,017 at December 31, 1996 and 1995, respectively, which provides for annual principal and interest payments of $89,592 payable in equal monthly installments with the remaining balance due September 1, 1996. The mortgage is now in default and payable on demand.

     The mortgages described above are secured by the Partnership properties to which they relate.

            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


5.   MORTGAGES AND NOTE PAYABLE (Con't.):

     The aggregate maturities of mortgages and notes payable are as follows:

        Year                                    Amount

        1997                                     $5,104,085
        1998                                      4,783,112
        1999                                      3,384,889
        2000                                         82,696
        2001                                         89,653
        Thereafter                                5,494,889
                                           -----------------
        TOTAL                                   $18,939,324
                                           =================


6.   MINORITY INTEREST OF RELATED PARTY IN LAKEVIEW JOINT VENTURE

     On September 1, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership-VI B (RPILP-VI B). The joint venture was formed for the purpose of operating the Lakeview Apartment complex owned by the Partnership. Under the terms of the agreement, RPILP VI-B contributed $175,413, with the Partnership contributing the property net of the first mortgage. The interests of the Partnerships in the property were determined based on the fair value of the property as estimated by the General Partners.

     The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 83.78% to the Partnership and 16.22% to RPILP-VI B. The net loss from the date of inception has been allocated to the minority interest in accordance with the agreement and has been recorded as a reduction of the capital contribution.

     A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                  1996              1995

Balance, Beginning of Year       $54,583           $97,208
Allocated Loss                   (36,106)          (42,625)
                               ----------       -----------
Balance, End of Year             $18,477           $54,583
                               ==========       ===========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


7.   PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS:
     --------------------------------------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $280,167, $247,223 and $220,993 for the years ended December 31, 1996, 1995 and
1994, respectively.

     The Partnership entered into a management agreement with an unrelated third party for the management of Airlane I and III on August 15, 1986. The agreement provides for the payment of a management fee equal to 4% of monthly gross rental income. The results of operations include $30,245, $27,170 and $21,476 of such fees in 1996, 1995 and 1994, respectively.

     According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the years ended December 31, 1996, 1995 and 1994.

     Accounts payable to affiliates amounted to $3,167,754 and $2,220,847 at December 31, 1996 and 1995, respectively. The payables represent fees due and advances from the Corporate General Partner or an affiliate of the General partners. Interest on accounts payable - affiliates, charged at a rate of 11% on the average outstanding balance, totaled $281,944, $194,407 and $103,681 for the years ended December 31, 1996, 1995, and 1994, respectively. All amounts payable to affiliates are due upon demand.

     The General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions have not been met no fees have been recorded or paid on the sale of the Gold Key II apartment complex.

     Computer service charges for the partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $20,394, $20,394 and $20,200 for the years ended December 31, 1996, 1995 and 1994, respectively.

            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (Continued)


7.   PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS (Con't.):
     -----------------------------------------------------------------

     Pursuant to the terms of the Partnership Agreement, the Corporate General partner charged the Partnership for reimbursement of certain costs and expenses incurred by the Corporate General Partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses which include payroll, legal, rent, depreciation, printing, mailing, travel and communication costs related to Partnership accounting, partner communication and relations and property marketing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. These charges totaled $232,023, $302,882 and $262,103 in 1996, 1995 and 1994, respectively.


8.   EXTRAORDINARY GAIN FROM INSURANCE PROCEEDS:
     -------------------------------------------

     On July 16, 1996 the Sutton Park Apartments experienced a fire in one of its buildings resulting in property destruction estimated at a net book value of $170,235. It has been estimated that the Partnership will receive insurance proceeds totaling $876,393, resulting in an extraordinary gain for financial statement purposes of $706,158.

     As of December 31, 1996, $576,393 in insurance proceeds was not received and is included in Interest and Other Receivables on the balance sheet.


9.   INCOME TAXES:
     -------------

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

            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (Continued)


9.   INCOME TAXES (Con't.):

     The reconciliation of net loss for the years ended December 31, 1996, 1995 and 1994, as reported in the statement of operations, and as would be reported for tax return purposes is as follows:

                                               1996           1995           1994
                                           -----------    -----------    -----------
Net income (loss) -
  Statement of operations                  $   314,442    ($1,429,488)   ($1,906,453)

Add to (deduct from):
  Difference in depreciation                  (320,560)       (59,198)      (133,448)

  Gain on sale of property                       4,402          4,402          4,402

  Gain from fire loss                         (706,158)          --             --

  Other, primarily increase in
    allowance for doubtful accounts            185,770        328,687        132,802
                                           -----------    -----------    -----------

Net loss - tax return purposes             ($  522,104)   ($1,155,597)   ($1,902,697)
                                           ===========    ===========    ===========

     The reconciliation of Partners' (Deficit) as of December 31, 1996, 1995 and
1994, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                1996           1995           1994
                                           -----------    -----------    -----------
Partners' Deficit - Balance Sheet          ($3,207,465)   ($3,521,907)   ($2,092,419)

Add to (deduct from):
  Accumulated difference in depreciation    (5,548,135)    (5,227,575)    (5,168,377)

  Accumulated amortization of
    discounts on mortgages payable             382,695        382,695        382,695

  Syndication fees                           2,734,297      2,734,297      2,734,297

  Difference in book and tax basis in
    Partnership investments                   (635,737)      (635,737)      (635,737)

   Gain from fire loss                        (706,158)          --             --

  Other, primarily allowance for
    doubtful accounts                        1,332,809      1,147,039        813,950
                                           -----------    -----------    -----------

Partners' Deficit - tax return purposes    ($5,647,694)   ($5,121,188)   ($3,965,591)
                                           ===========    ===========    ===========

            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (Continued)


10.  LEASES:

     In connection with the operation of its commercial property, the Partnership has entered into leases with terms of one to five years. Minimum future rentals to be received for each of the next five years under noncancelable operating leases are as follows:


               Year                      Amount

             1997                         $568,424
             1998                          443,807
             1999                          297,877
             2000                          206,349
             2001                          109,311
                                     --------------

             TOTAL                      $1,625,768
                                     ==============

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of accounts receivable, accounts payable, accounts payable affiliates, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

     Management has estimated that the fair values of the mortgages payable on Lakeview and Sutton Park approximate their carrying values of $2,508,128 and $3,370,652, respectively, as both mortgages payable were refinanced in January 1996.

     Management has estimated that the fair values of the mortgages payable on Willow Creek and Chapelwood Estates approximate their carrying values of $3,919,467 and $894,551, respectively, due to their short-term nature. The mortgage on Willow Creek is due March 1, 1997 and Chapelwood Estates was due September 1, 1996.

     Management has estimated that the fair values of the mortgages payable on Creekside and Evergreen Terrace approximate their carrying values of $3,670,328 and $1,021,096, respectively, due to the fact that both mortgages payable are adjustable rate mortgages and their rates are adjusted periodically based on indexes specified in the mortgage.

     Management has estimated that the fair value of the mortgage payable on Airlanes I and II approximate its carrying value of $3,525,932, based on currently available rates for debt of similar terms.

     See footnote 5 for a description of the terms of the mortgages payable.

            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (Continued)


12.  SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     -----------------------------------------------


                                            1996            1995            1994
                                      ----------      ----------      ----------

Cash paid for interest                $1,571,553      $1,591,017      $1,648,550
                                      ==========      ==========      ==========

13.  CONTINGENCIES:
     --------------

     Included in accounts payable and accrued expenses on the balance sheet are delinquent taxes and interest on Evergreen Terrace Apartments for the years 1993 through 1995 totaling approximately $116,000 and $193,000 at December 31, 1996 and 1995, respectively. As of December 31, 1996, the property is in tax sale. The result of such tax sale could be substantial penalties or the potential loss of property.


14.  RECLASSIFICATIONS:
     ------------------

     Certain reclassifications have been made to the 1994 balances to conform with the classifications used in 1995.


15.  GOING CONCERN CONSIDERATIONS:
     -----------------------------

     The Partnership continued to experience operating losses and cash flow difficulties in 1996. In addition, as discussed in Note 13, Evergreen Terrace Apartments is liable for delinquent real estate taxes in the amount of approximately $116,000. The Chapelwood Estates mortgage is currently delinquent and payable on demand, and final payments are due in March 1997 for the Willow Creek mortgage. Management is currently seeking a work out agreement related to the back taxes and is seeking refinancing for the mortgages due and all other mortgages in the Partnership to improve cash flow. These factors combined with significant partners' deficits have raised substantial doubt about the Partnership's ability to continue as a going concern.

     Management is continuing its efforts to reduce expenses and increase rents and also to refinance existing properties. In addition, management is currently negotiating the sales of several properties in the Partnership as discussed in Footnote 3.

SCHEDULE I


            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                       MORTGAGE LOANS ON REAL ESTATE
                             DECEMBER 31, 1996

                                                                                                                 Principal Amount of
                                 Final                                                                Carrying     Loan Subject to
                      Interest   Maturity                                                 Face Amount Amount of Delinquent Principal
  Description          Rate       Date        Periodic Payment Term         Prior Liens   of Mortgage Mortgage      or Interest
  -----------          ----       ----        ---------------------         -----------   --------------------  --------------------
Gold Key Village II    10%       10/11/95     Interest payable monthly,     $2,290,000     $230,000   $    -    $       -
Second Mortgage, 86                           principal payments of $15,000 First mortgage
Unit Apartment                                were due annually until
Complex in                                    10/11/95 when the remaining
Englewood, Ohio                               principal of $154,875 was due.



                                        1996                   1995                   1994
Balance at beginning of period        $154,875               $169,875               $184,875

Deductions during period:
  Collections of principal             154,875                 15,000                 15,000
                                      ---------              ---------              ---------

Balance at close of period                  $0               $154,875               $169,875
                                      =========              =========              =========






                                        See note 4 to the financial statements

SCHEDULE III

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996


                                      Initial Cost to         Cost            Gross amounts at which
                                        Partnership        Capitalized      Carried at Close of Period
                                   -----------------------              -----------------------------------
     Property                                              Subsequent to                          (1)(2)
   Description       Encumbrances    Land      Buildings   Acquisition    Land      Buildings     Total
Lakeview Village Apts.
  Milwaukee, WI       $2,508,128    $200,000   $3,785,880    $163,790    $200,000   $3,949,670  $4,149,670

Sutton Park Apts.
  Lansing, MI          3,399,822     400,000    6,139,297     241,702     400,000    6,380,999   6,780,999

Airlanes Office Whse.
  Nashville, TN        3,525,932     576,500    5,604,420     331,173     576,500    5,935,593   6,512,093

Creekside Apts.
  Flat Rock, MI        3,670,328     250,500    4,491,688     123,498     250,500    4,615,186   4,865,686

Willow Creek Apts.
  Greenville, SC       3,919,467     226,300    4,276,760       5,900     226,300    4,282,660   4,508,960

Evergreen Terrace
  Lansing, MI          1,021,096      69,372    1,462,471           0      69,372    1,462,471   1,531,843

Chapelwood Estates
  Monroeville, PA        894,551      51,250    1,238,528      32,950      51,250    1,271,478   1,322,728
                     ------------  ----------  ----------- -----------  ----------  ----------- -----------

                     $18,939,324   $1,773,922  $26,999,044   $899,013   $1,773,922  $27,898,057 $29,671,979
                     ===========   ==========  ===========   ========   ==========  =========== ===========

___________________________________________________________________________________________________________

                                                      Life on Which
                                                      Depreciation
                                                      In Latest
                              (3)                     Statement
      Property              Accumulated   Date of      Of Operations
   Description             Depreciation  Construction  Is Computed

Lakeview Village Apts.
  Milwaukee, WI            $1,642,430       Nov-85       25 Years

Sutton Park Apts.
  Lansing, MI              2,532,798        Dec-85       25 Years

Airlanes Office Whse.
  Nashville, TN            2,388,294        Aug-86       25 Years

Creekside Apts.
  Flat Rock, MI            1,779,334        Dec-86       25 Years

Willow Creek Apts.
  Greenville, SC           1,654,074        Dec-86       25 Years

Evergreen Terrace
  Lansing, MI                565,490        Dec-86       25 Years

Chapelwood Estates
  Monroeville, PA            486,622        May-87       25 Years
                           ----------

                           $11,049,042
                           ===========

SCHEDULE III
(Continued)


            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                             DECEMBER 31, 1996



(1)  Cost for Federal income tax purposes is $29,671,979.


(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1996, 1995 and 1994 follows:


                                         1996            1995           1994
                                         ----            ----           ----

Balance at beginning of period     $ 29,414,937    $ 29,269,324   $ 29,194,094
Additions                               548,871         145,613         75,230
Dispositions                           (291,829)           --             --
                                   ------------    ------------   ------------
Balance at end of period           $ 29,671,979    $ 29,414,937   $ 29,269,324
                                   ============    ============   ============


(3) A reconciliation of accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 follows:


                                        1996            1995           1994
                                        ----            ----           ----

Balance at beginning of period     $ 10,400,447    $  9,289,434   $  8,192,777
Additions charged to cost and
  expenses during the period            770,187       1,111,013      1,096,657
Dispositions                           (121,592)           --             --
                                   ------------    ------------   ------------
Balance at end of period (a)       $ 11,049,042    $ 10,400,447   $  9,289,434
                                   ============    ============   ============


(a)  Balance applies entirely to buildings.

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - IV

    By: /s/ Joseph M. Jayson                               3/28/97
         -------------------------------------------       ---------------
            JOSEPH M. JAYSON,                              Date
            Individual General Partner


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By: /s/ Joseph M. Jayson                              3/28/97
         --------------------------------------------       ---------------
            JOSEPH M. JAYSON, President                     Date
            Principal Executive Officer and Director

          /s/ Michael J. Colmerauer                         3/28/97
         --------------------------------------------       ---------------
            MICHAEL J. COLMERAUER,                          Date
            Secretary

     Supplemental  Information  to be Furnished  with Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     The form 10-K is sent to security holders. No other annual report is distributed. No proxy statement, form of proxy or other proxy soliciting material was sent to any of the registrant's security holders with respect to any annual or other meeting of security holders.