Form 10-Q
period 1997-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1997-06-09
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                  Commission File Number
March 31, 1997                                                0-14386

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
             (Exact Name of Registrant as specified in its charter)

      Delaware                                         16-1245153
--------------------                      ------------------------------------
(State of Formation)                      (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1997 the issuer had 23,365.9 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------

                                      INDEX
                                      -----


                                                                     PAGE NO.
                                                                     --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  March 31, 1997 and December 31, 1996                  3

            Statements of Operations -
                  Three Months Ended March 31, 1997 and 1996            4

            Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and 1996            5

            Statements of Partners' (Deficit) -
                  Three Months Ended March 31, 1997 and 1996            6

            Notes to Financial Statements                             7 - 16


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------    -------------------------------------
            FINANCIAL CONDITION & RESULTS OF
            --------------------------------
            OPERATIONS                                               17 - 18
            ----------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                   (Unaudited)

                                                         March 31,      December 31,
                                                           1997             1996
                                                           ----             ----
ASSETS
------

Property, at cost:
     Land                                              $  1,773,922    $  1,773,922
     Buildings and improvements                          27,967,656      27,898,057
     Furniture, fixtures and equipment                    2,711,794       2,711,794
                                                       ------------    ------------
                                                         32,453,372      32,383,773
     Less accumulated depreciation                       13,826,795      13,753,437
                                                       ------------    ------------
          Property, net                                  18,626,577      18,630,336

Escrow deposits                                             787,901         764,566
Interest and other receivables                              578,064         591,255
Note receivable                                                   0               0
Prepaid expenses                                            142,239         216,629
Prepaid commissions, net of accumulated amortization
     of $131,651 and $122,454                                39,564          14,932
Mortgage costs, net of accumulated amortization
     of $510,888 and $493,159                               251,112         265,953
Other assets                                                  4,455           4,455
                                                       ------------    ------------

           Total Assets                                $ 20,429,912    $ 20,488,126
                                                       ============    ============

LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                    $    473,341    $    138,032
     Mortgages and notes payable                         18,861,727      18,939,324
     Accounts payable and accrued expenses                  701,139         864,429
     Accounts payable - affiliates                        3,162,694       3,167,754
     Accrued interest                                       193,896         172,452
     Security deposits and prepaid rents                    404,216         395,123
                                                       ------------    ------------
           Total Liabilities                             23,797,013      23,677,114
                                                       ------------    ------------

Minority interest in joint venture                           16,084          18,477
                                                       ------------    ------------

Partners' (Deficit):
     General partners                                      (674,475)       (669,203)
     Limited partners                                    (2,708,710)     (2,538,262)
                                                       ------------    ------------
          Total Partners' (Deficit)                      (3,383,185)     (3,207,465)
                                                       ------------    ------------

          Total Liabilities and Partners' (Deficit)    $ 20,429,912    $ 20,488,126
                                                       ============    ============


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                      Three Months  Three Months
                                                          Ended        Ended
                                                        March 31,    March 31,
                                                          1997          1996
                                                          ----          ----
Income:
     Rental                                          $ 1,320,386    $ 1,384,488
     Interest and other income                            88,007        108,552
                                                     -----------    -----------
     Total income                                      1,408,393      1,493,040
                                                     -----------    -----------

Expenses:
     Property operations                                 676,102        661,362
     Interest:
          Paid to affiliates                              90,809         63,223
          Other                                          389,837        418,133
     Depreciation and amortization                        96,218        238,733
     Administrative:
          Paid to affiliates                             130,463         87,196
          Other                                          203,077        167,496
                                                     -----------    -----------
     Total expenses                                    1,586,506      1,636,143
                                                     -----------    -----------

Loss before allocated loss from joint venture           (178,113)      (143,103)

Loss allocated to minority interest                        2,393          3,159
                                                     -----------    -----------

Net loss                                             ($  175,720)   ($  139,944)
                                                     ===========    ===========

Loss per limited partnership unit                    ($     7.29)   ($     5.81)
                                                     ===========    ===========

Distributions per limited partnership unit           $      0.00    $      0.00
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                          23,366         23,366
                                                     ===========    ===========


















                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                       Three Months Three Months
                                                           Ended        Ended
                                                         March 31,    March 31,
                                                           1997          1996
                                                           ----          ----

Cash flow from operating activities:
     Net loss                                            ($175,720)   ($139,944)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                          96,218      238,733
     Loss allocated to minority interest                    (2,393)      (3,159)
Changes in operating assets and liabilities:
     Escrow deposits                                       (23,335)           0
     Interest and other receivables                         13,191       28,955
     Prepaid expenses                                       74,390            0
     Prepaid commisions                                    (29,763)           0
     Other assets                                                0     (672,835)
     Accounts payable and accrued expenses                (163,290)      44,258
     Accrued interest                                       21,444      (46,820)
     Security deposits and prepaid rent                      9,093      (81,954)
                                                         ---------    ---------
Net cash (used in) operating activities                   (180,165)    (632,766)
                                                         ---------    ---------

Cash flow from investing activities:
     Capital expenditures                                  (69,599)           0
     Increase in note(s) receivable                              0       (6,178)
                                                         ---------    ---------
     Net cash (used in) investing activities               (69,599)      (6,178)
                                                         ---------    ---------

Cash flows from financing activities:
     Mortgage costs                                         (2,888)     (90,555)
     Cash overdraft                                        335,309     (125,619)
     Accounts payable - affiliates                          (5,060)     219,558
     Principal payments on mortgages and notes             (77,597)    (145,777)
     Proceeds from mortgage                                      0      781,337
                                                         ---------    ---------
Net cash provided by financing activities                  249,764      638,944
                                                         ---------    ---------

Increase (decrease) in cash                                      0            0

Cash - beginning of period                                       0            0
                                                         ---------    ---------

Cash - end of period                                     $       0    $       0
                                                         =========    =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                              $ 459,202    $ 464,953
                                                         =========    =========

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                        STATEMENTS OF PARTNERS' (DEFICIT)
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                     General               Limited Partners
                                    Partners
                                     Amount           Units              Amount
                                     ------           -----              ------

Balance, January 1, 1996           ($  678,636)          23,366     ($2,843,271)

Net loss                                (4,198)               0        (135,746)
                                   -----------      -----------     -----------

Balance, March 31, 1996            ($  682,834)          23,366     ($2,979,017)
                                   ===========      ===========     ===========


Balance, January 1, 1997           ($  669,203)          23,366     ($2,538,262)

Net loss                                (5,272)               0        (170,448)
                                   -----------      -----------     -----------

Balance, March 31, 1997            ($  674,475)          23,366     ($2,708,710)
                                   ===========      ===========     ===========































                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

1.  GENERAL PARTNERS' DISCLOSURE
    ----------------------------

    In the opinion of the General Partners of Realmark Property Investors Limited Partnership IV, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1997 and 1996, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

    -----------------------------------------------------------

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

    -----------------------------------------------------------

    In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of the following properties: Lakeview Village (anticipated sales price of $4,090,000), Sutton Park (anticipated sales price of $5,800,000), Creekside (anticipated sales price of $5,900,000), Willow Creek (anticipated sales price of $5,425,000), and Evergreen Terrace (anticipated sales price of $1,200,000). Management has determined that the sale of the properties is in the best interests of the limited partners. All contracts are cancelable by the buyer(s); the actual date of closing on the sale of any property will depend on financing availability, tax credit availability and other factors.

    Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the three months ended March 31, 1997 totaled approximately $46,500.

5.  NOTE RECEIVABLE
     ---------------

    In connection with the sale of the Gold Key II apartment complex, the Partnership took back a second mortgage as security for two notes receivable. The first note for $155,000 carried an interest rate of 10% with interest payable monthly and the remaining balance payable at maturity on October 11, 1995. The second note for $75,000 carried an interest rate of 10% with principal payments payable in five annual installments of $15,000 and any remaining interest payable at maturity on October 11, 1995. Neither of the notes were paid in full by the maturity date, and according to the provisions of the notes, interest continued to accrue at 15% annually on the unpaid balances. The Partnership received a settlement in the amount of $175,000 during 1996. The remainder of the balances were written off.

6.  MORTGAGES AND NOTES PAYABLE
    ---------------------------

    The Partnership has the following mortgages and notes payable:

    Lakeview
    --------

    In January 1996, the Partnership refinanced the mortgage. The refinanced mortgage, with a balance of $2,501,582 and $2,524,939 at March 31, 1997 and 1996, respectively, provides for annual principal and interest payments at 8.25% payable in equal monthly installments of $232,924. The term of the mortgage is ten years with the remaining balance due and payable on February 1, 2006.

    Sutton Park (formerly Bristol Square)
    -------------------------------------

    The property was refinanced January 11, 1996 with an 8% mortgage for $3,400,000, and an unsecured $50,000 promissory note. The new mortgage provides for annual principal and interest payments of $306,168 in equal monthly installments. The balance outstanding at March 31, 1997 and 1996 was $3,361,461 and $3,394,285, respectively. The term of the mortgage is 10 years with the remaining balance due and payable on February 1, 2006. The promissory note provides for monthly principal payments of $2,083 plus interest accruing at the lenders reference rate plus 2% (total of 10.25% at March 31, 1997). At March 31, 1997 and 1996 the outstanding balance was $22,921 and $49,587, respectively. The note is due and payable February 1, 1998.

    Airlanes I & III
    ----------------

    A 7.625% mortgage with a balance of $3,500,539 and $3,599,280 at March 31, 1997 and 1996, respectively, which provides for annual principal and interest payments of $369,783 payable in equal monthly installments, with the remaining balance due January 1, 1999.

    Creekside
    ---------

    An adjustable rate mortgage with an outstanding principal balance of $3,651,727 and $3,745,882 at March 31, 1997 and 1996, respectively. The interest rate is adjustable quarterly to a maximum rate of 13.5% and a minimum rate of 7% (7.09% at March 31, 1997). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at March 31, 1997 based on 7.09% interest rate were $27,850. The balance of the mortgage is due and payable March 31, 1998.

    ----------------------------------------

    Willow Creek
    ------------

    A 9.25% mortgage with an original balance of $4,080,000 which provides for annual principal and interest payments of $393,023 payable in equal monthly installments with the remaining balance of $3,929, 432 due on September 1, 1996; the maturity was extended to March 1, 1997. The balance as of March 31, 1997 and 1996 was $3,911,790 and $3,948,467, respectively.

    Evergreen Terrace
    -----------------

    An adjustable rate mortgage with a balance at March 31, 1997 and 1996 of $1,017,156 and $1,036,006, respectively. The interest rate is adjustable annually to a maximum rate of 15% during the first five years of the loan term and 17% for the remaining life of the loan; the interest rate shall never be less than 9% over the life of the loan (9.00% at March 31, 1997). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at March 31, 1997 based on a 9.00% interest rate were $8,962. The balance of the mortgage is due and payable May 24, 1998.

    Chapelwood Estates (formerly Cedar Court)
    -----------------------------------------

    A 9.25% mortgage with a balance of $894,551 and $898,421 at March 31, 1997 and 1996, respectively, which provides for annual principal and interest payments of $89,586 payable in equal monthly installments with remaining balance of $895,117 due September 1, 1996. The mortgage is now in default and therefore payable on demand.

    The mortgages described above are secured by the Partnership properties to which they relate.

    ---------------------------------------

    The aggregate maturities of mortgages and notes payable for each of the next five years and thereafter are as follows:

                   Year                   Amount
                   ----                   ------

                   1997                   $   5,104,085
                   1998                       4,783,112
                   1999                       3,384,889
                   2000                          82,696
                   2001                          89,653
                   Thereafter                 5,494,889
                                          -------------

                   TOTAL                  $  18,939,324
                                          =============


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

    A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                              1997
                                              ----

       Balance, January 1                 $   18,477
       Allocated Loss                       (  2,393)
                                          ----------
       Balance, March 31                  $   16,084
                                          ==========

8.  RELATED PARTY TRANSACTIONS
    --------------------------

    Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $83,192 and $87,196 for the three months ended March 31, 1997 and 1996, respectively.

    The Partnership entered into a management agreement with an unrelated third party for the management of Airlane I and III on August 15, 1986. The agreement provides for the payment of a management fee equal to 4% of monthly gross rental income. An affiliate of the General Partners also receives a management fee of 2% of monthly gross rental income.

    According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the three months ended March 31, 1997 and 1996.

    Accounts payable to affiliates amounted to $3,115,423 and $2,212,802 at March 31, 1997 and 1996, respectively. The payables represent fees due and advances from the Corporate General Partner or an affiliate of the General Partners. Interest charged on accounts payable to affiliates totaled $90,809 and $63,223 for the three months ended March 31, 1997 and 1996.

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

    Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $20,394 for both the three months ended March 31, 1997 and 1996.

    ---------------------------------------

    Pursuant to the terms of the Partnership Agreement, the Corporate General partner charged the Partnership for reimbursement of certain costs and expenses incurred by the Corporate General Partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses which include payroll, legal, rent, depreciation, printing, mailing, travel and communication costs related to Partnership accounting, partner communication and relations and property marketing. Accounting, communication and marketing expenses are allocated based on total assets, number of partners, and the market value of properties respectively. These charges totaled $59,173 and $23,692 for the three months ended March 31, 1997 and 1996, respectively.


9.  INCOME TAXES
    ------------

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

    The reconciliation of net loss for the three months ended March 31, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                 March 31,           March 31,
                                                   1997                1996
                                                   ----                ----

    Net loss - statement of operations          $  (175,720)       $ (139,944)

    Add to (deduct from):
       Difference in depreciation                  ( 80,140)         ( 14,800)
       Gain on sale of property                       1,101             1,101
       Allowance for doubtful accounts               46,443            82,000
                                                -----------        ----------

    Net loss - tax return purposes              $ ( 208,316)       $ ( 71,643)
                                                ===========        ==========

    -------------------------

    The reconciliation of Partners' (Deficit) as of March 31, 1997 and December 31, 1996 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                March 31,        December  31,
                                                  1997                1996
                                                  ----                ----

    Partners' (Deficit) - balance sheet       $ (3,383,185)       $ (3,661,851)
         $   (3,207,465)

    Add to (deduct from):
       Accumulated difference in
       depreciation                             (5,628,275)         (5,548,135)
       Accumulated amortization                    382,695             382,695
       Syndication fees                          2,734,297           2,734,297
       Difference in book and tax
       basis in partnership investments         (  635,737)         (  635,737)
       Gain from fire loss                             -            (  706,158)
       Other                                     1,380,353           1,332,809
                                              ------------        ------------

    Partners' (Deficit) - tax return purposes $ (5,149,852)       $ (5,647,694)
                                              ============        ============

PARTII   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

The Partnership continues to encounter cash flow difficulties, primarily stemming from poor cash collections, low occupancies at Lakeview Apartments, Creekside Apartments, Evergreen Terrace Apartments and Chapelwood Estates. Airlane Office Warehouse located in Nashville, Tennessee continues to have high occupancy and generate positive cash flow for the Partnership. The General Partner and its affiliates continue to loan the Partnership funds to cover cash flow shortages, although under no obligation to do so. There continues to be no assurance that the General Partner will continue to advance funds to the Partnership. All advances are payable on demand. The Partnership did not make any distributions for the three month periods ended March 31, 1997 and 1996, and it does not envision making any future distributions until all partnership obligations are satisfied, which will most likely not occur until the sale of one or more properties in the Partnership.

Attractive incentive plans have been put in place to bring in new tenants; plans for capital improvements, such as exterior painting and repairs to woodwork, are also in place. There are extensive capital improvements underway at Creekside Apartments, where all decks are being replaced, and at Willow Creek Apartments, where concrete patios are being reconstructed. The units destroyed by fire at Sutton Park during the fourth quarter of 1996 are almost fully re-built. These units were upgraded in hopes of commanding higher rents. The on-site personnel at this property has been successful in leasing almost all of the upgraded (i.e. re-built) units to date.

Management is also hopeful that the pending sale(s) of various of the properties in this partnership will continue to move closer to finality. Since the contracts signed are all cancelable by the buyer, management continues to market the properties to other interested parties in search of a more firm closing commitment.


Results of Operations:
----------------------

Net loss for the three month period ended March 31, 1997 amounted to $175,720 or $7.29 per limited partnership unit versus a net loss of $139,944 or $5.81 per limited partnership unit for the quarter ended March 31, 1996.

On a tax basis, the partnership generated a loss of $208,316 or $8.65 per limited partnership unit for the three month period ended March 31, 1997 compared to a tax loss of $71,643 or $2.97 per unit for the three month period ended March 31, 1996.

-----------------------------------

Partnership revenue for the quarter ended March 31, 1997 totaled $1,408,393, decreasing just over $84,500 from the corresponding 1996 period. Rental income decreased over $64,000, while interest and other income decreased approximately $20,500. The decrease in both rental and other income was due to lower occupancy and therefore lower laundry revenue, forfeited security deposits, etc. in most properties in the Partnership.

For the three month period ended March 31, 1997, partnership expenses totaled $1,586,506, a decrease of $49,637 from the quarter ended March 31, 1996. Property operations expenses increased by slightly less than $15,000 between the two quarters, primarily due to increased repairs and maintenance costs in the form of paint and carpet at the residential properties. This increase is the result of efforts to upgrade the units in an effort to attract new tenants. Interest expense paid to affiliates increased by approximately $27,500 due to a higher carrying value on the General Partner advances through the first quarter. Other interest expense decreased approximately $28,000, primarily the result of new debt structure agreements reached between the Partnership and the mortgage holders. Administrative charges meanwhile, increased roughly $79,000. This increase can be attributed to increases in legal fees resulting from collection work and finance and service charges which were incurred as a result of cash flow shortages.

For the three month period ended March 31, 1997, the Lakeview Joint Venture generated a net loss of $14,755 with 16.22% of the loss, or $2,393, allocated to the minority venturer. For the three months ended March 31, 1996, the joint venture had a net loss of $19,474. The primary reason for the decrease in the loss between the two quarters is the decrease in depreciation expense due to the requirements of Financial Accounting Standards Statement No. 121 described in
Note 4 to the financial statements.

Management is putting forth every effort to decrease expenses and increase income in the Partnership. Additional advertising and marketing is planned as a means of attracting new tenants. Capital improvements are underway at virtually all of the residential properties in the Partnership, thus cash flow is expected to remain tight for the next several months. It is management's hope that one of the properties with a signed sales contract will close shortly, but in the event that this does not occur, there is a possibility that the Partnership will go into default on one of its mortgages.

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

By:   /s/Joseph M. Jayson                       June 9, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       June 9, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  June 9, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary