Form 10-Q
period 1997-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1997-08-11
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                  Commission File Number
June 30, 1997                                                0-14386

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
             (Exact Name of Registrant as specified in its charter)

      Delaware                                         16-1245153
--------------------                      ------------------------------------
(State of Formation)                      (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1997 the issuer had 23,365.9 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------

                                      INDEX
                                      -----


                                                                      PAGE NO.
                                                                      --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  June 30, 1997 and December 31, 1996                   3

            Statements of Operations -
                  Three Months Ended June 30, 1997 and 1996             4

            Statements of Operations -
                  Six Months Ended June 30, 1997 and 1996               5

            Statements of Cash Flows -
                  Six Months Ended June 30, 1997 and 1996               6

            Statements of Partners' (Deficit) -
                  Six Months Ended June 30, 1997 and 1996               7

            Notes to Financial Statements                             8 - 18


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------    FINANCIAL CONDITION & RESULTS OF
            --------------------------------
            OPERATIONS                                               19 - 20
            ----------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                           June 30      December 31,
                                                             1997           1996
                                                             ----           ----
ASSETS

Property, at cost:
     Land                                              $  1,773,922    $  1,773,922
     Buildings and improvements                          28,070,956      27,898,057
     Furniture, fixtures and equipment                    2,711,794       2,711,794
                                                       ------------    ------------
                                                         32,556,672      32,383,773
     Less accumulated depreciation                       13,899,255      13,753,437
                                                       ------------    ------------
          Property, net                                  18,657,417      18,630,336

Escrow deposits                                             973,661         764,566
Interest and other receivables                              589,642         591,255
Prepaid expenses                                             71,468         216,629
Prepaid commissions, net of accumulated amortization
     of $136,746 and $122,454                                34,469          14,932
Mortgage costs, net of accumulated amortization
     of $522,003 and $493,159                               239,997         265,953
Other assets                                                  9,915           4,455
                                                       ------------    ------------

           Total Assets                                $ 20,576,569    $ 20,488,126
                                                       ============    ============


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Cash overdraft                                    $    489,038    $    138,032
     Mortgages and notes payable                         18,811,433      18,939,324
     Accounts payable and accrued expenses                  955,327         864,429
     Accounts payable - affiliates                        3,263,141       3,167,754
     Accrued interest                                       212,424         172,452
     Security deposits and prepaid rents                    417,384         395,123
                                                       ------------    ------------
           Total Liabilities                             24,148,747      23,677,114
                                                       ------------    ------------

Minority interest in joint venture                           14,776          18,477
                                                       ------------    ------------

Partners' (Deficit):
     General partners                                      (680,588)       (669,203)
     Limited partners                                    (2,906,366)     (2,538,262)
                                                       ------------    ------------
          Total Partners' (Deficit)                      (3,586,954)     (3,207,465)
                                                       ------------    ------------

          Total Liabilities and Partners' (Deficit)    $ 20,576,569    $ 20,488,126
                                                       ============    ============




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended          Ended
                                                       June 30,       June 30,
                                                         1997           1996
                                                         ----           ----

Income:
     Rental                                          $ 1,261,306    $ 1,200,395
     Interest and other income                            88,333         79,839
                                                     -----------    -----------
     Total income                                      1,349,639      1,280,234
                                                     -----------    -----------

Expenses:
     Property operations                                 771,192        674,519
     Interest:
          Paid to affiliates                              63,995         62,216
          Other                                          397,133        379,923
     Depreciation and amortization                        88,636        275,558
     Administrative:
          Paid to affiliates                             123,142        100,624
          Other                                          110,618        118,006
                                                     -----------    -----------
     Total expenses                                    1,554,716      1,610,846
                                                     -----------    -----------

Loss before allocated loss from joint venture           (205,077)      (330,612)

Loss allocated to minority interest                        1,308              0
                                                     -----------    -----------

Net loss                                             ($  203,769)   ($  330,612)
                                                     ===========    ===========

Loss per limited partnership unit                    ($     8.46)   ($    13.72)
                                                     ===========    ===========

Distributions per limited partnership unit           $      0.00    $      0.00
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                          23,366         23,366
                                                     ===========    ===========






                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                     Six Months      Six Months
                                                        Ended          Ended
                                                      June 30,        June 30,
                                                        1997            1996
                                                        ----            ----

Income:
     Rental                                          $ 2,581,692    $ 2,584,882
     Interest and other income                           176,340        188,391
                                                     -----------    -----------
     Total income                                      2,758,032      2,773,273
                                                     -----------    -----------

Expenses:
     Property operations                               1,447,294      1,335,876
     Interest:
          Paid to affiliates                             154,804        125,439
          Other                                          786,970        798,056
     Depreciation and amortization                       184,854        514,291
     Administrative:
          Paid to affiliates                             253,605        187,820
          Other                                          313,695        285,500
                                                     -----------    -----------
     Total expenses                                    3,141,222      3,246,982
                                                     -----------    -----------

Loss before allocated loss from joint venture           (383,190)      (473,709)

Loss allocated to minority interest                        3,701         19,812
                                                     -----------    -----------

Net loss                                             ($  379,489)   ($  453,897)
                                                     ===========    ===========

Loss per limited partnership unit                    ($    15.75)   ($    18.84)
                                                     ===========    ===========

Distributions per limited partnership unit           $      0.00    $      0.00
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                          23,366         23,366
                                                     ===========    ===========






                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                          Six Months  Six Months
                                                             Ended      Ended
                                                           June 30,    June 30,
                                                             1997        1996
                                                             ----        ----
Cash flow from operating activities:
     Net loss                                            ($379,489)   ($453,897)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                         184,854      514,291
     Loss allocated to minority interest                    (3,701)     (19,812)
Changes in operating assets and liabilities:
     Escrow deposits                                      (209,095)           0
     Interest and other receivables                          1,613       28,617
     Prepaid expenses                                      145,161            0
     Prepaid commissions                                   (29,729)           0
     Other assets                                           (5,460)    (685,841)
     Accounts payable and accrued expenses                  90,898       60,660
     Accrued interest                                       39,972      (70,000)
     Security deposits and prepaid rent                     22,261      (51,186)
                                                         ---------    ---------
Net cash (used in) operating activities                   (142,715)    (677,168)
                                                         ---------    ---------
Cash flow from investing activities:
     Capital expenditures                                 (172,899)           0
                                                         ---------    ---------
     Net cash (used in) investing activities              (172,899)           0
                                                         ---------    ---------
Cash flows from financing activities:
     Mortgage costs                                         (2,888)    (182,620)
     Cash overdraft                                        351,006      (46,747)
     Accounts payable - affiliates                          95,387      401,374
     Principal payments on mortgages and notes            (127,891)    (276,175)
     Proceeds from mortgage                                      0      781,336
                                                         ---------    ---------
Net cash provided by financing activities                  315,614      677,168
                                                         ---------    ---------

Increase (decrease) in cash                                      0            0

Cash - beginning of period                                       0            0
                                                         ---------    ---------

Cash - end of period                                     $       0    $       0
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                              $ 746,998    $ 868,056
                                                         =========    =========

                        See notes to financial statements

                            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                                       STATEMENTS OF PARTNERS' (DEFICIT)
                                   Six Months Ended June 30, 1997 and 1996
                                                (Unaudited)


                                      General            Limited Partners
                                     Partners       ---------------------------
                                      Amount           Units          Amount
                                      ------           -----          ------

Balance, January 1, 1996           ($  678,636)          23,366     ($2,843,271)

Net loss                               (13,617)               0        (440,280)
                                   -----------      -----------     -----------

Balance, June 30, 1996             ($  692,253)          23,366     ($3,283,551)
                                   ===========      ===========     ===========


Balance, January 1, 1997           ($  669,203)          23,366     ($2,538,262)

Net loss                               (11,385)               0        (368,104)
                                   -----------      -----------     -----------

Balance, June 30, 1997             ($  680,588)          23,366     ($2,906,366)
                                   ===========      ===========     ===========





















                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

1.    GENERAL PARTNERS' DISCLOSURE
      ----------------------------

      In the opinion of the General Partners of Realmark Property Investors Limited Partnership IV, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1997 and 1996, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

      --------------------------------------------------

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

      ----------------------------------------------------------

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

      ----------------------------------------------------------

      In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of the following properties: Lakeview Village (anticipated sales price of $4,090,000), Sutton Park (anticipated sales price of $5,800,000), Creekside (anticipated sales price of $5,900,000), Willow Creek (anticipated sales price of $5,425,000), and Evergreen Terrace (anticipated sales price of $1,200,000). Management determined that the sale of the properties was in the best interests of the limited partners. The contracts for the sale of the above-identified residential properties (i.e. apartment complexes) were terminated recently. In the cases of the contracts for Creekside Apartments, Sutton Park Apartments and Evergreen Apartments, the purchaser was unable to secure the necessary tax credits and bonds allocated through the state agencies. The sale of Lakeview Apartments located in Milwaukee, Wisconsin was terminated because the city was unwilling to use their bond allocations for multi-family housing. The sale of Willow Creek Apartments was not consummated as the purchaser felt the extent of the needed rehab work at the property was more than the economics of the deal could support.


      Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the six months ended June 30, 1997 totaled approximately $300,000.

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

6.    MORTGAGES AND NOTES PAYABLE
      ---------------------------

      The Partnership has the following mortgages and notes payable:

      Lakeview
      --------

      In January 1996, the Partnership refinanced the mortgage. The refinanced mortgage, with a balance of $2,494,900 and $2,520,822 at June 30, 1997 and 1996 respectively, provides for annual principal and interest payments at 8.25% payable in equal monthly installments of $232,924. The term of the mortgage is ten years with the remaining balance due and payable on February 1, 2006.

      Sutton Park (formerly Bristol Square)
      -------------------------------------

      The property was refinanced January 11, 1996 with an 8% mortgage for $3,400,000, and an unsecured $50,000 promissory note. The new mortgage provides for annual principal and interest payments of $306,168 in equal monthly installments. The balance outstanding at June 30, 1997 and 1996 was $3,363,529 and $3,388,494 respectively. The term of the mortgage is 10 years with the remaining balance due and payable on February 1, 2006. The promissory note provides for monthly principal payments of $2,083 plus interest accruing at the lenders reference rate plus 2% (total of 8.00% at June 30, 1997). At June 30, 1997 the outstanding balance was $16,672. The note is due and payable February 1, 1998.

      ---------------------------------------

      Airlanes I & III
      ----------------

      A 7.625% mortgage with a balance of $3,474,658 and $3,575,294 at June 30, 1997 and 1996 respectively, which provides for annual principal and interest payments of $369,783 payable in equal monthly installments, with the remaining balance due January 1, 1999.

      Creekside
      ---------

      An adjustable rate mortgage with an outstanding principal balance of $3,632,663 and $3,706,512 at June 30, 1997 and 1996, respectively. The interest rate is adjustable quarterly to a maximum rate of 13.5% and a minimum rate of 7% (7.01% at June 30, 1997). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at June 30, 1997 based on 7.01% interest rate were $27,671.90. The balance of the mortgage is due and payable March 31, 1998.

      Willow Creek
      ------------

      A 9.25% mortgage with an original balance of $4,080,000 which provides for annual principal and interest payments of $393,023 payable in equal monthly installments with the remaining balance of $3,929, 432 due on September 1, 1996; the maturity was then extended to March 1, 1997. The balance as of June 30, 1997 and 1996 was $3,903,934 and $3,934,300,
      respectively. The mortgage is now in default and therefore payable on demand.

      Evergreen Terrace
      -----------------

      An adjustable rate mortgage with a balance at June 30, 1997 and 1996 of $1,013,126 and $1,028,717, respectively. The interest rate is adjustable annually to a maximum rate of 15% during the first five years of the loan term and 17% for the remaining life of the loan with a minimum rate of 9% (9% at June 30, 1997). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at June 30, 1997 based on a 9% interest rate were $8,962. The balance of the mortgage is due and payable May 24, 1998.

      ---------------------------------------

      Chapelwood Estates (formerly Cedar Court)
      -----------------------------------------

      A 9.25% mortgage with a balance of $894,551 and $897,334 at June 30, 1997 and 1996, respectively, which provides for annual principal and interest payments of $89,586 payable in equal monthly installments with remaining balance of $895,117 due September 1, 1996. The mortgage is now in default and therefore payable on demand.

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

      ---------------------------------------

      The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 83.78% to the Partnership and 16.22% to RPILP VI-B. The net loss from the date of inception has been allocated to the minority interest in accordance with the agreement and has been recorded as a reduction of the capital contribution.

      A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                                1997
                                                ----

         Balance, January 1                 $   18,477
         Allocated Loss                         (3,701)
                                            ----------
         Balance, June 30                   $   14,776
                                            ==========


8.    RELATED PARTY TRANSACTIONS
      --------------------------

      Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $140,002 and $127,651 for the six months ended June 30, 1997 and 1996, respectively.

      The Partnership entered into a management agreement with an unrelated third party for the management of Airlane I and III on August 15, 1986. The agreement provides for the payment of a management fee equal to 4% of monthly gross rental income. An affiliate of the General Partners also receives a management fee of 2% of monthly gross rental income.

      According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the six months ended June 30, 1997 and 1996.

      --------------------------------------

      Accounts payable to affiliates amounted to $3,263,141 and $2,485,013 at June 30, 1997 and 1996, respectively. The payable represents fees due and advances from the Corporate General Partner or an affiliate of the General Partners. Interest charged on accounts payable to affiliates totaled $154,804 and $125,979 for the six months ended June 30, 1997 and 1996.

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

      Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $6,600 for both the six months ended June 30, 1997 and 1996, respectively.

      Pursuant to the terms of the Partnership Agreement, the Corporate General Partner charges the Partnership for reimbursement of certain costs and expenses incurred by the Corporate General Partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses which include payroll, legal, rent, depreciation, printing, mailing, travel and communication costs related to Partnership accounting, partner communication and relations and property marketing. Accounting, communication and marketing expenses are allocated based on total assets, number of partners, and the market value of properties respectively.

9.    INCOME TAXES
      ------------

      No provision has been made for income taxes since the income or loss of the partnership is to be included in the tax returns of the Individual Partners.

      ------------------------

      The tax returns of the Partnership are subject to examination by the Federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported partnership amounts could be changed as a result of any such examination.

      The reconciliation of net loss for the six months ended June 30, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                   June 30,           June 30,
                                                     1997               1996
                                                     ----               ----

      Net loss - statement of operations         $  (379,489)       $  (453,897)

      Add to (deduct from):
         Difference in depreciation                 (160,280)          ( 29,600)
         Gain on sale of property                      2,202              2,202
         Allowance for doubtful accounts              92,886            164,000
                                                 -----------        -----------

      Net loss - tax return purposes             $  (444,681)       $  (317,295)
                                                 ===========        ===========

      ------------------------

      The reconciliation of Partners' (Deficit) as of June 30, 1997 and December 31, 1996 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                   June 30,      December  31,
                                                     1997             1996
                                                     ----             ----

      Partners' (Deficit) - balance sheet       $  (3,586,954)   $  (3,521,907)

      Add to (deduct from):
         Accumulated difference in
         depreciation                              (5,708,415)      (5,548,135)
         Accumulated amortization                     382,695          382,695
         Syndication fees                           2,734,297        2,734,297
         Difference in book and tax
         basis in partnership investments            (635,737)        (635,737)
         Gain from fire loss                         (706,158)        (706,158)
         Other                                      1,427,897        1,332,809
                                                 ------------    -------------

      Partners' (Deficit) - tax return purposes  $ (6,092,375)   $  (5,647,694)
                                                 ============    =============

PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The General Partner continues to fund the Partnership's shortfalls in cash flow, although under no obligation to do so. Such advances to the Partnership are considered payable on demand to the General Partner, and at this point in time, there is no assurance that these advances will continue. The Partnership did not make any distributions during the second quarter of 1997, and is not likely to make any in the future until all Partnership obligations are satisfied and the General Partner is reimbursed for the advances it has made to the Partnership.

The General Partner continues its efforts to locate a buyer for the properties in this Partnership as it is felt that the sale of the properties is in the best interests of the Limited Partners. Until such time as the properties are sold, it is highly unlikely that the Limited Partners will receive any return of their investments. Management is also aggressively seeking refinancing for the properties in an effort to decrease the interest rates currently being paid; such a decrease will result in lower monthly payments, thus increasing cash flow.


Results of Operations:
----------------------

Net loss for the three month period ended June 30, 1997 amounted to $203,769 or $8.46 per limited partnership unit versus a net loss for the three month period ended June 30, 1996 of $330,612 or $13.72 per limited partnership unit. For the six month period ended June 30, 1997, the net loss amounted to $379,489 versus a net loss of $453,897 for the six month period ended June 30, 1996.

On a tax basis, the Partnership generated a loss of $444,681 or $18.46 per limited partnership unit for the six month period ended June 30, 1997 versus a tax loss of $317,295 or $13.17 per limited partnership unit for the six month period ended June 30, 1996.

-----------------------------------

Partnership revenue for the quarter ended June 30, 1997 totaled $1,349,639, an increase of $69,405 from the same period in 1996. For the six month period ended June 30, 1997 total income decreased by $15,241 from the corresponding period in 1996. Rental income for the six month period ended June 30, 1997, totaled $2,581,692, which was a slight decrease of $3,190 over the same time period in 1996. The decrease is directly related to the decrease in occupancy and an increase in delinquencies at several of the complexes. Other income also increased slightly by just over $12,000 between the six month periods ended June 30, 1997 and June 30, 1996 primarily due to increased laundry income at the residential properties.

For the three month period ended June 30, 1997, the Partnership expenses totaled $1,554,716, a decrease of $56,000 from the quarter ended June 30, 1996. For the six months ended June 30, 1997, the Partnership expenses totaled $3,141,222, decreasing over $105,500 from quarter ended June 30, 1996. There was an increase in property operations expenses even with management's continual cost controlling factors and monitoring. Payroll and associated costs increased by more than $70,000, while repairs and maintenance and contracted service expenses increased by over $84,000. Several of the residential complexes in this Partnership are currently undergoing much needed capital improvement and "fix-up" work, so it is expected that maintenance expenses will continue to be higher than in the previous year. The Partnership did see a large decrease in both insurance expense and real estate taxes during the first six months of 1997 as compared to the same period during 1996. Administrative costs also saw a fairly large increase during the six months ended June 30, 1997 over those from the six months ended June 30, 1996. The increase is primarily related to increased management fees accrued during the first six months of 1997. There was also a notable increase in brokerage fees resulting from management's increased efforts to sell the properties in this partnership.

Management continues to put forth great effort to control and manage the Partnership's expenses while also focusing heavily on both increasing occupancies and improving collections in those complexes that are struggling financially, such as Sutton Park (formerly Bristol Square), Evergreen Terrace and Chapelwood Estates (formerly Cedar Court).

For the six month period ended June 30, 1997, the Lakeview Joint Venture generated net loss of $22,819, with $3,701 of the loss allocated to the minority venturer. For the six months ended June 30, 1996, the joint venture had a net loss of $122,143, with $19,812 of the loss allocated to the minority venturer. Although total income increased slightly (i.e., by just over $3,200), property expenditures decreased by over $96,000. The decrease in expenses resulted in a much improved six month period for the Joint Venture.

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


Item 6 - Exhibits and reports on Form 8-K
-----------------------------------------

Form 8-K was filed August 1, 1997 to report the termination of the sales contracts previously reported on Form 8-K filed in July 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP IV


By:   /s/Joseph M. Jayson                       August 8, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       August 8, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  August 8, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary