Form 10-Q
period 1997-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1997-11-12
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                  Commission File Number
September 30, 1997                                             0-14386

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
             (Exact Name of Registrant as specified in its charter)

      Delaware                                         16-1245153
--------------------                      ------------------------------------
(State of Formation)                      (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1997 the issuer had 23,365.9 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------

                                      INDEX
                                      -----


                                                                    PAGE NO.
                                                                    --------
PART I:     FINANCIAL INFORMATION
---------------------------------

            Balance Sheets -
                  September 30, 1997 and December 31, 1996              3

            Statements of Operations -
                  Three Months Ended September 30, 1997 and 1996        4

            Statements of Operations -
                  Nine Months Ended September 30, 1997 and 1996         5

            Statements of Cash Flows -
                  Nine Months Ended September 30, 1997 and 1996         6

            Statements of Partners' (Deficit) -
                  Nine Months Ended September 30, 1997 and 1996         7

            Notes to Financial Statements                             8 - 18


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------    FINANCIAL CONDITION & RESULTS OF
            --------------------------------
            OPERATIONS                                               19 - 21
            ----------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                       September 30,   December 31,
                                                           1997            1996
                                                           ----            ----
ASSETS

Property, at cost:
     Land                                              $  1,773,922    $  1,773,922
     Buildings and improvements                          28,106,202      27,898,057
     Furniture, fixtures and equipment                    2,711,794       2,711,794
                                                       ------------    ------------
                                                         32,591,918      32,383,773
     Less accumulated depreciation                       13,977,260      13,753,437
                                                       ------------    ------------
          Property, net                                  18,614,658      18,630,336

Escrow deposits                                             898,649         764,566
Interest and other receivables                              588,524         591,255
Prepaid expenses                                            144,819         216,629
Prepaid commissions, net of accumulated amortization
     of $141,841 and $122,454                                29,374          14,932
Mortgage costs, net of accumulated amortization
     of $533,118 and $493,159                               235,382         265,953
Other assets                                                 19,925           4,455
                                                       ------------    ------------

            Total Assets                               $ 20,531,331    $ 20,488,126
                                                       ============    ============


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Cash overdraft                                    $    375,997    $    138,032
     Mortgages and notes payable                         18,734,069      18,939,324
     Accounts payable and accrued expenses                1,037,755         864,429
     Accounts payable - affiliates                        3,529,210       3,167,754
     Accrued interest                                       303,283         172,452
     Security deposits and prepaid rents                    454,285         395,123
                                                       ------------    ------------
            Total Liabilities                            24,434,599      23,677,114
                                                       ------------    ------------

Minority interest in joint venture                            3,498          18,477
                                                       ------------    ------------

Partners' (Deficit):
     General partners                                      (690,182)       (669,203)
     Limited partners                                    (3,216,584)     (2,538,262)
                                                       ------------    ------------
           Total Partners' (Deficit)                     (3,906,766)     (3,207,465)
                                                       ------------    ------------

           Total Liabilities and Partners' (Deficit)   $ 20,531,331    $ 20,488,126
                                                       ============    ============







                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                     Three Months  Three Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                         1997          1996
                                                         ----          ----

Income:
     Rental                                          $ 1,149,966    $ 1,235,723
     Interest and other income                            77,585         80,831
                                                     -----------    -----------
     Total income                                      1,227,551      1,316,554
                                                     -----------    -----------

Expenses:
     Property operations                                 673,682        846,200
     Interest:
          Paid to affiliates                              88,201        100,261
          Other                                          424,098        378,765
     Depreciation and amortization                        94,214        434,097
     Administrative:
          Paid to affiliates                             127,929        193,965
          Other                                          150,517        153,536
                                                     -----------    -----------
     Total expenses                                    1,558,641      2,106,824
                                                     -----------    -----------

Loss before allocated loss from joint venture           (331,090)      (790,270)

Loss allocated to minority interest                       11,278         35,569
                                                     -----------    -----------

Net loss                                             $  (319,812)   $  (754,701)
                                                     ===========    ===========

Loss per limited partnership unit                    $    (13.28)   $    (31.33)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                          23,366         23,366
                                                     ===========    ===========















                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                      Nine Months   Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                         1997           1996
                                                         ----           ----

Income:
     Rental                                          $ 3,731,658    $ 3,820,605
     Interest and other income                           253,925        269,222
                                                     -----------    -----------
     Total income                                      3,985,583      4,089,827
                                                     -----------    -----------

Expenses:
     Property operations                               2,120,976      2,182,076
     Interest:
          Paid to affiliates                             243,005        225,701
          Other                                        1,211,068      1,176,821
     Depreciation and amortization                       279,068        948,388
     Administrative:
          Paid to affiliates                             381,534        381,784
          Other                                          464,212        439,035
                                                     -----------    -----------
     Total expenses                                    4,699,863      5,353,805
                                                     -----------    -----------

Loss before allocated loss from joint venture           (714,280)    (1,263,978)

Loss allocated to minority interest                       14,979         55,380
                                                     -----------    -----------

Net loss                                             $  (699,301)   $(1,208,598)
                                                     ===========    ===========

Loss per limited partnership unit                    $    (29.03)   $    (50.17)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                          23,366         23,366
                                                     ===========    ===========














                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                        STATEMENTS OF PARTNERS' (DEFICIT)
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                       General              Limited Partners
                                       Partners
                                        Amount            Units         Amount
                                        ------            -----         ------

Balance, January 1, 1996             $  (678,636)         23,366    $(2,843,271)

Net loss                                 (36,258)           --       (1,172,340)
                                     -----------     -----------    -----------

Balance, September 30, 1996          $  (714,894)         23,366    $(4,015,611)
                                     ===========     ===========    ===========


Balance, January 1, 1997             $  (669,203)         23,366    $(2,538,262)

Net loss                                 (20,979)           --         (678,322)
                                     -----------     -----------    -----------

Balance, September 30, 1997          $  (690,182)         23,366    $(3,216,584)
                                     ===========     ===========    ===========







































                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                      Nine Months   Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                         1997          1996
                                                         ----          ----

Cash flow from operating activities:
     Net loss                                        $  (699,301)   $(1,208,598)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                       279,068        948,388
     Loss allocated to minority interest                 (14,979)       (55,380)
Changes in operating assets and liabilities:
     Escrow deposits                                    (134,083)          --
     Interest and other receivables                        2,731         11,492
     Prepaid expenses                                     71,810           --
     Prepaid commissions                                 (33,829)          --
     Other assets                                        (15,470)      (294,874)
     Accounts payable and accrued expenses               173,326        252,400
     Accrued interest                                    130,831        (94,380)
     Security deposits and prepaid rent                   59,162        (14,934)
                                                     -----------    -----------
Net cash (used in) operating activities                 (180,734)      (455,886)
                                                     -----------    -----------

Cash flow from investing activities:
     Capital expenditures and cash flow (used in)
          investing activities                          (208,145)      (268,818)
                                                     -----------    -----------

Cash flows from financing activities:
     Mortgage costs                                       (5,287)      (205,060)
     Cash overdraft                                      237,965       (168,690)
     Accounts payable - affiliates                       361,456        657,800
     Principal payments on mortgages and notes          (205,255)      (340,682)
     Proceeds from mortgage                                 --          781,336
                                                     -----------    -----------
Net cash (used in) provided by financing activities      388,879        724,704
                                                     -----------    -----------

Increase (decrease) in cash                                 --             --

Cash - beginning of period                                  --             --
                                                     -----------    -----------

Cash - end of period                                 $      --      $      --
                                                     ===========    ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                          $ 1,080,237    $ 1,271,202
                                                     ===========    ===========






                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

1.   GENERAL PARTNERS' DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership IV, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1997 and 1996, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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


     Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the nine months ended September 30, 1997 totaled approximately $300,000.

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

6.   MORTGAGES AND NOTES PAYABLE

     The Partnership has the following mortgages and notes payable:

     Lakeview
     --------

     In January 1996, the Partnership refinanced the mortgage. The refinanced mortgage, with a balance of $2,490,369 and $2,514,540 at September 30, 1997 and 1996 respectively, provides for annual principal and interest payments at 8.25% payable in equal monthly installments of $232,924. The term of the mortgage is ten years with the remaining balance due and payable on February 1, 2006.

     Sutton Park (formerly Bristol Square)
     -------------------------------------

     The property was refinanced January 11, 1996 with an 8% mortgage for $3,400,000, and an unsecured $50,000 promissory note. The new mortgage provides for annual principal and interest payments of $306,168 in equal monthly installments. The balance outstanding at September 30, 1997 and 1996 was $3,352,465 and $3,377,579 respectively. The term of the mortgage is 10 years with the remaining balance due and payable on February 1, 2006. The promissory note provides for monthly principal payments of $2,083 plus interest accruing at the lenders reference rate plus 2% (total of 10.50% at September 30, 1997). At September 30, 1997 the outstanding balance was $10,423. The note is due and payable February 1, 1998.

     Airlanes I & III
     ----------------

     A 7.625% mortgage with a balance of $3,448,282 and $3,574,383 at September 30, 1997 and 1996 respectively, which provides for annual principal and interest payments of $369,783 payable in equal monthly installments, with the remaining balance due January 1, 1999.

     Creekside
     ---------

     An adjustable rate mortgage with an outstanding principal balance of $3,613,360 and $3,694,277 at September 30, 1997 and 1996, respectively. The interest rate is adjustable quarterly to a maximum rate of 13.5% and a minimum rate of 7% (7.11% at September 30, 1997). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at September 30, 1997 based on 7.11% interest rate were $27,892.20. The balance of the mortgage is due and payable March 31, 1998.

     Willow Creek
     ------------

     A 9.25% mortgage with an original balance of $4,080,000 which provides for annual principal and interest payments of $393,023 payable in equal monthly installments with the remaining balance of $3,929, 432 due on September 1, 1996; the maturity was then extended to March 1, 1997. The balance as of September 30, 1997 and 1996 was $3,895,895 and $3,926,969, respectively.
     The mortgage is now in default and therefore payable on demand.

     Evergreen Terrace
     -----------------

     An adjustable rate mortgage with a balance at September 30, 1997 and 1996 of $1,011,763 and $1,024,978, respectively. The interest rate is adjustable annually to a maximum rate of 15% during the first five years of the loan term and 17% for the remaining life of the loan with a minimum rate of 9% (9% at September 30, 1997). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at September 30, 1997 based on a 9% interest rate were $8,950. The balance of the mortgage is due and payable May 24, 1998.

     Chapelwood Estates (formerly Cedar Court)
     -----------------------------------------

     A 9.25% mortgage with a balance of $894,551 and $895,117 at September 30, 1997 and 1996, respectively, which provides for annual principal and interest payments of $89,586 payable in equal monthly installments with remaining balance of $895,117 due September 1, 1996. The mortgage is now in default and therefore payable on demand. In approximately July of 1997, the lender took this property back due to the default on the mortgage.

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

     A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                              1997
                                              ----

       Balance, January 1                 $   18,477
       Allocated Loss                        (14,979)
                                          -----------
       Balance, September 30              $    3,498
                                          ===========


8.   RELATED PARTY TRANSACTIONS

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $209,648 and $195,859 for the nine months ended September 30, 1997 and 1996, respectively.

     The Partnership entered into a management agreement with an unrelated third party for the management of Airlane I and III on August 15, 1986. The agreement provides for the payment of a management fee equal to 4% of monthly gross rental income. An affiliate of the General Partners also receives a management fee of 2% of monthly gross rental income.

     According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the nine months ended September 30, 1997 and 1996.

     Accounts payable to affiliates amounted to $3,529,210 and $2,878,647 at September 30, 1997 and 1996, respectively. The payable represents fees due and advances from the Corporate General Partner or an affiliate of the General Partners. Interest charged on accounts payable to affiliates totaled $243,005 and $225,701 for the nine months ended September 30, 1997 and 1996.

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

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $9,900 for both the nine months ended September 30, 1997 and 1996, respectively.

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

     The reconciliation of net loss for the nine months ended September 30, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                              September 30,        September 30,
                                                  1997                 1996
                                                  ----                 ----

     Net loss - statement of operations       $  (699,301)        $ (1,208,598)

     Add to (deduct from):
        Difference in depreciation               (240,420)            ( 44,400)
        Gain on sale of property                    3,303                3,303
        Allowance for doubtful accounts           139,329              246,000
                                              -----------         ------------

     Net loss - tax return purposes           $  (797,089)        $ (1,003,695)
                                             ===========         ============

     The reconciliation of Partners' (Deficit) as of September 30, 1997 and December 31, 1996 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                September 30,     December  31,
                                                     1997              1996
                                                     ----              ----

    Partners' (Deficit) - balance sheet        $  (3,906,766)   $   (3,521,907)

    Add to (deduct from):
       Accumulated difference in
       depreciation                               (5,788,555)       (5,548,135)
       Accumulated amortization                      382,695           382,695
       Syndication fees                            2,734,297         2,734,297
       Difference in book and tax
       basis in partnership investments           (  635,737)       (  635,737)
       Gain from fire loss                        (  706,158)       (  706,158)
       Other                                       1,475,441         1,332,809
                                                ------------     -------------

    Partners' (Deficit) - tax return purposes   $ (6,444,783)    $  (5,647,694)
                                                ============     =============


10.  SUBSEQUENT EVENTS

     At the beginning of November of 1997, a receiver was appointed by the lender for Evergreen Terrace Apartments due to a default on the mortgage. The receiver is currently operating the property and is responsible for collecting income and paying expenses. The Partnership continues to maintain the right to sell this property.

PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


The Partnership continues to suffer with cash flow shortages. The residential apartment buildings in the Partnership are all in need of capital improvement work in order to increase the attraction of the complexes to potential renters. This capital improvement work is expected to further put a strain on cash flow. Management has lost Chapelwood Estates located in Monroeville, Pennsylvania to the lender who recently took back the property. Additionally, Evergreen Terrace Apartments in Lansing, Michigan has been taken over by a receiver appointed by the lender. Management continues to negotiate with the lender, but currently the receiver is collecting the income and paying the expenses out of such income on behalf of the property.

The General Partner continues to fund the Partnership's shortfalls in cash flow, although under no obligation to do so. Such advances to the Partnership are considered payable on demand to the General Partner, and at this point in time, there is no assurance that these advances will continue. The Partnership did not make any distributions thus far in 1997, and is not likely to make any in the future until all Partnership obligations are satisfied and the General Partner is reimbursed for the advances it has made to the Partnership.

The General Partner continues its efforts to locate a buyer for the properties in this Partnership as it is felt that the sale of the properties is in the best interests of the Limited Partners. Until such time as the properties are sold, it is highly unlikely that the Limited Partners will receive any return of their investments. Management is also aggressively seeking refinancing for the properties in an effort to decrease the interest rates currently being paid; such a decrease will result in lower monthly payments, thus increasing cash flow. In order for refinancing to take place, however, occupancies must increase and stabilize at the residential complexes in the Partnership. Airlanes, the one commercial building in the Partnership, continues to provide cash to the Partnership, thus cutting the cash flow shortage resulting from the operations of the residential complexes.


Results of Operations:
----------------------

Net loss for the three month period ended September 30, 1997 amounted to $319,812 or $13.28 per limited partnership unit versus a net loss for the three month period ended September 30, 1996 of $754,701 or $31.33 per limited partnership unit. For the nine month period ended September 30, 1997, the net loss amounted to $699,301 or $29.03 per limited partnership unit versus a net loss of $1,208,598 or $50.17 per limited partnership unit for the nine month period ended September 30, 1996.

-----------------------------------

On a tax basis, the Partnership generated a loss of $797,089 or $33.09 per limited partnership unit for the nine month period ended September 30, 1997 versus a tax loss of $1,003,695 or $41.67 per limited partnership unit for the nine month period ended September 30, 1996.

Partnership revenue for the quarter ended September 30, 1997 totaled $1,227,551, a decrease of $89,000 from the same period in 1996. For the nine month period ended September 30, 1997 total income decreased by $104,244 from the corresponding period in 1996. Rental income for the nine month period ended September 30, 1997, totaled $3,731,658, which was a decrease of almost $89,000 over the same time period in 1996. The decrease is directly related to the decrease in occupancy and an increase in delinquencies at several of the complexes, most notably at Lakeview Apartments and Evergreen Terrace Apartments. Other income also decreased by just over $15,000 between the nine month periods ended September 30, 1997 and September 30, 1996 primarily due to a decrease in month-to-month surcharges at virtually all residential complexes and an almost $3,000 decrease in laundry income at Sutton Park Apartments.

For the three month period ended September 30, 1997, the Partnership expenses totaled $1,558,641, a decrease of $548,000 from the quarter ended September 30, 1996. For the nine months ended September 30, 1997, the Partnership expenses totaled $4,699,863, decreasing almost $654,000 from nine months ended September 30, 1996. There was an decrease in property operations expenses which management believes reflects their continual cost controlling factors and tight monitoring of expenses. While payroll and associated costs increased significantly (i.e., by more than $90,000) due to the capital improvement work being done at the residential properties by on-site personnel, repairs and maintenance and contracted service expenses decreased in total in the Partnership by almost $105,000. Several of the residential complexes in this Partnership are currently undergoing much needed capital improvement and "fix-up" work, so it is expected that cash used to do capital improvements will continue to be higher than in the previous year, thus making cash flow in this Partnership tighter than ever. The Partnership did see a large decrease in real estate taxes during the first nine months of 1997 as compared to the same period during 1996; only Creekside Apartments had an increase in their real estate taxes between these two periods. Administrative costs increased by almost $25,000 during the nine months ended September 30, 1997 as compared to those from the nine months ended September 30, 1996. The increase is primarily related to increased service and finance charges which are a result of the cash flow shortages in the Partnership. Although such shortages existed in previous years, more of the Partnership's cash is being used to pay for capital improvements in an effort to make the properties more desirable for potential renters, so service charges on utility bills, for example, are being incurred. Management feels the improvements made to the complex will eventually increase occupancy and collections thus making up for the increased charges now being paid.

-----------------------------------

For the nine month period ended September 30, 1997, the Lakeview Joint Venture generated a net loss of $92,348, with $14,979 of the loss allocated to the minority venturer. For the nine months ended September 30, 1996, the joint venture had a net loss of $122,177, with $19,817 of the loss allocated to the minority venturer. Total income increased by just under $91,000, with an increase in rental income being responsible for approximately 67% of the total increase. Property expenditures also increased by over $61,000; an increase in property operations expenditures was responsible for most of the increase in the costs of operations.

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



By:   /s/Joseph M. Jayson                       November 12, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       November 12, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  November 12, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary