Form 10-K
period 1997-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1998-04-15
CIK 763698

===============================================================================



                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                         For the Fiscal Year Ended December 31, 1997

         (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES  AND EXCHANGE ACT OF 1934.  (NO FEE
                 REQUIRED)

Commission File Number 0-14386

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
             (Exact Name of Registrant as specified in its Charter)

       Delaware                                     16-1245153
       --------                                     ----------
(State of Formation)                     (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.(X)


                       DOCUMENTS INCORPORATED BY REFERENCE
        See page 13 for a list of all documents incorporated by reference

                                     PART I

ITEM 1:  BUSINESS

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. As of December 31, 1997, the Partnership owns four (4) apartment complexes totaling 815 units, an office complex containing 130,898 square feet and is an 83.78% joint venture owner of a 168 unit apartment complex. Each Partnership property is located in a relatively stable community with a solid base from which to draw residents. There remains however, strong competition from other complexes in the respective areas. See also item 7. Each of the apartment complexes are managed for the Partnership by Realmark Corporation, an affiliate of the General Partners.

         The business of the Partnership is not seasonal. As of December 31, 1997, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1997 were employees of the Corporate General Partner or its affiliates.

         The Registrant's objectives are to acquire, operate and hold existing income-producing properties to (1) provide long-term capital appreciation, (2) provide cash distributions from operations, (3) provide investors with a diversified real estate portfolio, and (4) preserve and protect Partnership capital.

         Occupancy for each complex as of December 31, 1997, 1996 and 1995 was as follows:

                                                        1997      1996     1995
                                                        ----      ----     ----


         Sutton Park Apartments                          77%       85%     92%
         Creekside Apartments                            88%       90%     95%
         Willow Creek Apartments                         87%       92%     96%
         Evergreen Terrace Apartments                    89%       92%     95%
         Chapelwood Estates                               *        87%      5%
         Airlane Office Warehouse                        90%       97%     92%
         Lakeview Apartments (Joint Venture)             49%       82%     91%


* The mortgagor put this property into receivership in July 1997 and foreclosed on the property in October 1997. No year-end occupancy was available.

ITEM 1:  BUSINESS (Con't.)

         The percentage of total Partnership revenue generated from each complex as of December 31, 1997, 1996 and 1995 was as follows:

                                                        1997            1996             1995
                                                        ----            ----             ----

         Sutton Park Apartments                          25%             24%             24%
         Creekside Apartments                            22%             21%             22%
         Willow Creek Apartments                         17%             18%             18%
         Evergreen Terrace Apartments                     6%              6%              6%
         Chapelwood Estates                               2%              4%              4%
         Airlane Office Warehouse                        15%             14%             12%
         Lakeview Apartments (Joint Venture)             13%             13%             14%

ITEM 2:  PROPERTIES

Name and Location                General Character of Property                           Purchase Date
-----------------                -----------------------------                           -------------

Lakeview Village Apts.           Apartment complex; 7 buildings on                       November 1985
Joint Venture                    13 acres; 168 units.  An 8.25%
Milwaukee, WI                    mortgage with a balance of $2,481,119
                                 at December 31, 1997, which provides
                                 for annual principal and interest payments
                                 of $232,920 in equal monthly installments.
                                 The term of the mortgage is ten (10) years
                                 with the remaining balance due and payable
                                 February 1, 2006.

Sutton Park Apts.                Apartment complex; 12 buildings on 23                  December 1985
(formerly Bristol                acres; 288 units.  An 8% mortgage with a
Square Apts.)                    balance of $3,332,761 at December 31,
Lansing, MI                      1997, which provides for annual principal
                                 and interest payments of $306,168 in
                                 equal monthly installments. The term of
                                 the mortgage is ten (10) years with the
                                 remaining balance due and payable on
                                 February 1, 2006. In addition, there is
                                 a promissory note, with a balance of
                                 $4,174 at December 31, 1997, which
                                 provides for monthly principal payments
                                 of $2,083 plus interest accruing at the
                                 lenders reference rate plus 2% annually
                                 (10.5% at December 31, 1997). The note
                                 is due and payable February 1, 1998.

ITEM 2:  PROPERTIES (Con't.)

Name and Location                General Character of Property                           Purchase Date
-----------------                -----------------------------                           -------------

Airlane I & III                  Office/Warehouse; two buildings of                      August 1986
Nashville, TN                    62,598 square feet (Airlane I) and
                                 68,300 square feet (Airlane III). The
                                 property was financed with a 7.625%
                                 mortgage with a balance of $3,421,399
                                 at December 31, 1997. The mortgage
                                 provided for annual principal and
                                 interest payments of $369,783 payable
                                 in equal monthly installments, with the
                                 remaining balance due January 1, 1999.
                                 The Partnership sold this property in
                                 February 1998.

Evergreen Terrace Apts.          Apartment complex; 3 buildings on                       December 1986
(formerly Sunset Hills           2.56 acres; 72 units financed by a
Apts.)                           mortgage of $1,009,005 at December 31,
Lansing, MI                      1997.  The interest rate is adjustable
                                 annually to a maximum rate of 15%
                                 during the first five years of the loan
                                 term and 17% for the remaining life of
                                 the loan; the interest rate shall never
                                 be less than 9% over the life of the
                                 loan (9% at December 31, 1997). The
                                 mortgage is payable monthly in amounts
                                 which vary with the interest rate.
                                 Monthly payments at December 31, 1997
                                 based on a 9.0% interest rate were
                                 $13,250. The balance of the mortgage is
                                 due and payable June 1, 1998. In
                                 September 1997, the property was placed
                                 into receivership due to defaulting on
                                 their mortgage and is currently being
                                 run by an outside management company.
                                 There is a pending foreclosure action
                                 with respect to the property.
                                 Management has until September 1998 to
                                 either sell the property or pay off the
                                 mortgage. If not, the mortgagor will
                                 foreclose on the property.

Willow Creek Apts.               Apartment complex; 18 buildings on 12.4                 December 1986
Greenville, SC                   acres; 215 units financed by a 9.25%
                                 mortgage which provides for monthly
                                 principal and interest payments of
                                 $32,752 with the remaining balance
                                 originally due September 1, 1996 and
                                 extended to March 1, 1997. The mortgage
                                 is currently in default and payable on
                                 demand. Motion papers have been served
                                 for the appointment of a receiver.
                                 The balance as of December 31,1997 was
                                 $3,898,595.

ITEM 2:  PROPERTIES (Con't.)

Name and Location                General Character of Property                           Purchase Date
-----------------                -----------------------------                           -------------

Creekside Apts.                  Apartment complex; 11 buildings on                      December 1986
(formerly Bretton Park           20.14 acres; 240 units financed by an
Phase I and II)                  adjustable rate mortgage with the interest
Flat Rock, MI                    adjustable quarterly to a maximum rate of
                                 13.5% and a minimum rate of 7%, (7.2%
                                 at December 31, 1997). The mortgage is
                                 payable monthly in amounts which vary
                                 with the interest rate. Monthly
                                 payments at December 31, 1997 based on
                                 a 7.2% interest rate were $38,580. The
                                 outstanding principal balance of the
                                 mortgage at December 31, 1997 is
                                 $3,593,860. The balance of the mortgage
                                 was due and payable March 31, 1998. The
                                 partnership sold this property in March
                                 1998.

Chapelwood Estates               Foreclosed on in October 1997.


ITEM 3:  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.

         There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

         The Partnership did not make any distributions for the years ended December 31, 1997, 1996 or 1995. See also Item 6.

         As of December 31, 1997, there were 2,545 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA

                                                       Realmark Properties Investors Limited Partnership-IV
                                                       ----------------------------------------------------

                                     Year Ended         Year Ended       Year Ended       Year Ended       Year Ended
                                    Dec. 31, 1997      Dec. 31, 1996    Dec. 31, 1995    Dec. 31, 1994    Dec. 31, 1993
                                    -------------      -------------    -------------    -------------    -------------

Total assets                         $19,088,920        $20,488,126      $19,982,793      $21,439,199      $22,292,013
                                     ============       ===========      ===========      ===========      ===========

Notes payable and
  long-term obligations              $17,740,913        $18,939,324      $19,414,288      $19,881,483      $20,148,300
                                     ============       ===========      ===========      ===========      ===========

Income                               $ 5,177,463        $ 5,536,412      $ 5,753,559      $ 5,062,606      $ 5,190,122

Expenses                               6,755,566          6,759,234        7,225,672        7,020,306        6,319,029
                                     ------------       -----------      -----------      -----------      -----------

Loss before loss allocated
  to minority interest, loss of
  disposition of property, and
  extraordinary items                 (1,578,103)        (1,222,822)      (1,472,113)      (1,957,700)      (1,128,907)

Loss allocated to
  minority interest                       47,154             36,106           42,625           51,247           24,974


Extraordinary items                      150,771          1,501,158               --               --              --
                                     ------------       -----------      -----------      -----------      ----------


Net (loss) income                    $(1,380,178)       $   314,442      $(1,429,488)     $(1,906,453)     $(1,103,933)
                                     ============       ===========      ===========      ===========      ===========

----------------------------------------------------------------------------------------------------------------------

Net cash provided by
  (used in) operating activities     $   388,408        $  (984,095)     $  (875,686)     $  (460,660)     $  (394,753)

Principal payments on
  long-term debt                        (303,860)        (5,658,964)        (467,195)        (266,817)        (154,037)
                                     ------------       -----------      -----------      -----------      -----------

Net cash (used in)
  operating activities
  after principal payments
  on long-term debt                  $    84,548        $(6,643,059)     $(1,342,881)     $  (727,477)    $   (548,790)
                                     ============       ===========      ===========      ===========     ============

----------------------------------------------------------------------------------------------------------------------

Loss per limited
  partnership unit before
  extraordinary gains                $    (63.55)       $    (49.26)    $     (59.34)    $     (79.14)    $     (45.83)

Extraordinary gains per
  limited partnership unit                  6.26              62.32               --               --               --
                                     -----------        -----------      -----------     ------------     ------------

(Loss) income per limited
  partnership unit                   $    (57.29)       $     13.06     $     (59.34)    $     (79.14)    $     (45.83)
                                     ===========        ===========     ============     ============     ============


Weighted average number
  of limited partnership
  units outstanding                       23,366             23,366          23,366           23,366            23,366
                                     ===========        ===========     ===========     ============      ============

----------------------------------------------------------------------------------------------------------------------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

         The Partnership continues to generally incur cash flow deficits (excluding extraordinary gains) and large losses from operations as has been noted in prior years. The Corporate General Partner and its affiliates have regularly advanced funds and/or not taken payment of fees otherwise entitled to whenever it was necessary to cover its shortfalls. The Corporate General Partner is under no obligation to make advances, and there is no assurance that such advances will continue. As of December 31, 1997, the Corporate General Partner (and affiliate) advances totaled $3,666,949, all of which is payable on demand and accruing interest at 11% per annum. Due to the operating shortfalls, the Partnership did not make any distributions in the years ended December 31, 1997 and 1996. Until such time as the Partnership can satisfy its obligations and repay the Corporate General Partner advances, which is not expected to happen prior to the sale of several of the properties in the Partnership, no distributions are anticipated.

         Management was successful in negotiating sales contracts on Airlanes Office/Warehouse and the Creekside Apartments, both of which closed in early 1998. The Airlanes Office/Warehouse Building(s) sold on February 12, 1998 for a sales price of $4,700,000, while the Creekside Apartments sold on March 18, 1998 for $5,075,000. These sales were felt to be in the best interests of the Limited Partners.

         During 1997, Chapelwood Estates, located in Monroeville, Pennsylvania, was foreclosed on by the lender. The property was in default of its mortgage and management felt it was in the best interests of the Limited Partners to give this property back to the bank. As a result of the foreclosure, the bank took back the building and any personal property which the mortgage was secured by, they kept all escrow account balances which were in their possession, and they forgave the mortgage and any accrued interest. The foreclosure resulted in an extraordinary gain of $150,771 for the year ended December 31, 1997.

         Management has once again implemented a corrective action plan in response to the going concern consideration discussed in Note 13. These plans include the closer monitoring of expenses such as payroll and maintenance, which have typically been the expenses that have increased from year to year. Management, however, realizes that with the physical improvements needed at the properties, cutting expenses drastically is not very likely. More attention has to be centered on increasing revenues. Management must decrease vacancies and improve on its collection policies. This will be a major area of focus in the coming year.

         The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues.

         The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has confirmed with its software providers that all software currently in use is either "2000 compliant" or will be with little adaptation and at no significant cost.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)

Results of Operations:

         For the year ended December 31, 1997, the Partnership incurred a net loss of $1,380,178 or $57.30 per limited partnership unit. This Partnership once again had income from extraordinary gains due to the foreclosure on Chapelwood Estates by the mortgagee. Before such gains, the loss incurred by the Partnership was $1,530,949 or $63.56 per limited partnership unit. For the year ended December 31, 1996, the Partnership had net income totaling $314,442; the income was the result of extraordinary gains from extinguishment of debt by one of the lenders on the Sutton Park Apartments and from a fire at the Sutton Park Apartments which resulted in property destruction estimated at a net book value of $170,235, but for which insurance proceeds totaling $876,393 were received. The Partnership incurred a net loss for the year ended December 31, 1994 totaling $1,429,488 or $59.34 per limited partnership unit.

         Partnership revenues for the year ended December 31, 1997 totaled $5,177,463, consisting of rental income of $4,861,019 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $316,444. Rental income for the years ended December 31, 1996 and 1995 totaled $5,163,212 and $5,456,107, respectively. The decrease in rental revenue from that of the previous two years is evidence of low occupancy levels at most of the residential properties throughout much of 1997. Occupancies decreased at all complexes in the Partnership when compared to those of the two previous years, with the most significant decreases occurring at Lakeview Apartments and Sutton Park Apartments. In order to increase occupancies, management continued to offer incentive programs throughout the year. The other significant cause of the decrease in revenues was a large increase in bad debts at the residential complexes in the Partnership. Bad debts rose from as little as 13.8% at Willow Creek to over 202% at Creekside Apartments. There was also a decrease of approximately $56,750 in other income, which is attributed to a decrease in security deposit forfeitures at Creekside Apartments, Sutton Park Apartments and Evergreen Apartments. Although not very large, increased laundry revenue was reported by Evergreen Apartments, Sutton Park Apartments and Creekside Apartments. Increasing occupancy, as well as decreasing delinquencies, continues to be the major focus of management. Tighter credit policies and attractive incentive programs will be management's means of reaching the income levels needed to improve the cash flow in the Partnership.

         Partnership expenses for the year ended December 31, 1997 totaled $6,755,566, a slight decrease over the expenses of the year ended December 31, 1996 and a large decrease from the expenses of 1995 which totaled $7,225,672. The majority of the decrease is attributable to a large decrease in administrative expenses; such expenses decreased over $155,000 in total between 1997 and 1996, and $55,000 when comparing 1997 and 1995. A large portion of the decrease is the result of a decrease in costs incurred for advertising and promotion. Due to poor cash flow, the Partnership cut its expenses in this area in favor of spending on physical improvements to many of the buildings. Property operations expenses increased by approximately $153,000 or 5.6% between the years of 1997 and 1996. A large portion of this increase is attributable to higher payroll and associated costs related to maintenance at the properties. Management hired more maintenance personnel on site to perform the much needed physical improvements to the property at a lower cost than would be incurred if the work was contracted out. Along with the increase in payroll expense related to maintenance, an increase was noted in repairs and maintenance at virtually all of the properties in the Partnership. Utility costs also increased at all complexes when comparing 1997 to the two previous years. Insurance expense and real estate taxes decreased at all of the properties in the Partnership with the exception of the Sutton Park Apartments, where an increase in real estate taxes was noted. Interest expense paid to affiliates of the General Partners continued the increase noted in the previous year with an 8.7% increase between 1997 and 1996. This increase is the result of the higher carrying value of the loan from affiliates.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)

Results of Operations (Con't.):

         The Partnership expects to continue incurring higher than "normal" property operations expenses in the near future as a considerable amount of capital improvement work is still necessary to make the properties more attractive to new tenants. The work planned includes interior and exterior painting and woodwork, replacing of carpeting and appliances at several of the complexes, and structural work such as repairs to roofs and decks/patios. Although this work is necessary in order to increase rental revenue(s) generated in the Partnership, management continues to keep in mind that expenditures must be closely monitored so as not to worsen the cash flow situation of the Partnership. Management also expects an increase in administrative expenses due to an anticipated increase in legal fees due to evictions and more costly advertising campaigns which management hopes to undertake in order to increase occupancies.

         For the year ended December 31, 1997, the tax basis loss was $1,127,838 or $46.82 per limited partnership unit compared to a tax loss of $522,104 or $21.67 per unit for the year ended December 31, 1996 and a tax loss of $1,155,597 or $47.97 per limited partnership unit for the year ended December 31, 1995. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the year ended December 31, 1997 was allocated in this fashion.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Listed under Item 14 of the report.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1998, are listed below. Each director is subject to election on an annual basis.

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

         The Director and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 59, is Chairman and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies:
Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is President and Director of Realmark Corporation and Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been engaged in the real estate business for the last 35 years and is a Certified Property manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 35 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways, in forming over 30 real estate related limited partnerships. For the past sixteen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 58, is currently Vice-President and Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 36 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

         Michael J. Colmerauer, 39, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 14 years.


ITEM 11: EXECUTIVE COMPENSATION.

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1997, 1996 or 1995; nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor for the years ended December 31, 1997, 1996 or 1995.

         The following table sets forth for the years ended December 31, 1997, 1996 and 1995 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:

      Entity Receiving                    Type of
       Compensation                     Compensation                               1997              1996               1995
       ------------                     ------------                               ----              ----               ----

Realmark Properties, Inc.
(The Corporate General
Partner)                            Interest charged on
                                      accounts payable -
                                      affiliates                                 $306,514           $281,944           $194,407
                                                                                 --------           --------           --------

                                    Reimbursement for
                                      allocated partnership
                                      administration expenses:
                                      Investor Services Fees                       16,031             14,275             11,372
                                      Brokerage                                    36,235             24,200             15,578
                                      Portfolio Management
                                        & Accounting Fees                         197,401            193,548            275,932

Realmark Corporation                Property Management Fees                      264,396            280,167            247,223
                                    Computer Service Fees                          20,394             20,394             20,394
                                                                                 --------           --------           --------
                                                                                  534,457            532,584            570,499
                                                                                 --------           --------           --------

                                    Total                                        $840,971           $814,528           $764,906
                                                                                 ========           ========           ========

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

         The General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions have not been met no fees have been recorded or paid on the sale of the Gold Key II apartment complex in 1990.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         No person owns of record or beneficially more than five percent (5%) of the units of Limited Partnership Interests of the Partnership. Except for the General Partner's Interest in the Partnership ($3,000 initial capital contribution), the General Partners, as of December 31, 1997, owned no units of Limited Partnership Interest.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         (a)     Transactions with Management and Others.

         No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Note 6 to the Financial Statements.

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

         (a)     Financial Statements and Schedules.

                 FINANCIAL STATEMENTS                                                              PAGE
                 --------------------                                                              ----

                 (I)     Independent Auditors' Report                                                15
                 (ii)    Balance Sheets at December 31, 1997 and 1996                                16
                 (iii)   Statements of Operations for the years ended
                            December 31, 1997, 1996 and 1995                                         17
                 (iv)    Statements of Partners' Deficit for the
                            years ended December 31, 1997, 1996 and 1995                             18
                 (v)     Statements of Cash Flows for the years ended
                            December 31, 1997, 1996 and 1995                                         19
                 (vi)    Notes to Financial Statements                                            20 - 33

                 FINANCIAL STATEMENT SCHEDULES
                 -----------------------------

                 (i)     Schedule I - Mortgage Loans on Real Estate                                  34
                 (ii)    Schedule III - Real Estate and Accumulated Depreciation                  35 - 36

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

         (b)     Reports on Form 8-K.

                 Form 8-K, dated July 29,1997, reporting in Item 5 the contracts to sell certain properties to an outside company and the termination of such contracts thereafter, incorporated herein by reference.

         (c)     Exhibits

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
         FORM 8-K (Con't.).


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

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership-IV:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-IV as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index at Item 14. These financial statements and financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-IV at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedules have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 13 to the financial statements, the Partnership's recurring losses, continuing cash flow deficiencies, partners' deficit, and delinquent mortgages, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



March 24, 1998

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

Assets                                                                                         1997               1996
------                                                                                         ----               ----

Property, at cost (including assets held for sale, see Note 3):
  Land                                                                                      $ 1,722,672      $ 1,773,922
  Buildings and improvements                                                                 27,450,004       27,898,057
  Furniture, fixtures and equipment                                                           2,571,795        2,711,794
                                                                                            -----------      -----------
                                                                                             31,744,471       32,383,773
  Less accumulated depreciation                                                              13,950,395       13,753,437
                                                                                            -----------      -----------
      Property, Net                                                                          17,794,076       18,630,336

Escrow deposits                                                                                 819,397          764,566
Interest and other receivables                                                                    5,829          591,255
Prepaid expenses                                                                                232,506          231,561
Mortgage costs, net of accumulated amortization
  of $475,463 in 1997 and $493,159 in 1996                                                      217,287          265,953
Other assets                                                                                     19,825            4,455
                                                                                            -----------      -----------

           Total Assets                                                                     $19,088,920      $20,488,126
                                                                                            ===========      ===========


Liabilities and Partners' Deficit

Liabilities:
  Mortgages and note payable                                                                $17,740,913      $18,939,324
  Cash overdraft                                                                                526,439          138,032
  Accounts payable and accrued expenses                                                       1,146,631          864,429
  Accounts payable - affiliates                                                               3,666,949        3,167,754
  Interest payable                                                                              203,119          172,452
  Security deposits and prepaid rents                                                           421,189          395,123
                                                                                            -----------      -----------
           Total liabilities                                                                 23,705,240       23,677,114
                                                                                            -----------      -----------

Minority interest in joint venture                                                              (28,677)          18,477
                                                                                            -----------      -----------

Partners' deficit:
  General partners                                                                             (710,608)        (669,203)
  Limited partners                                                                           (3,877,035)      (2,538,262)
                                                                                            -----------      -----------
           Total Partners' deficit                                                           (4,587,643)      (3,207,465)
                                                                                            -----------      -----------

           Total Liabilities and Partners' Deficit                                          $19,088,920      $20,488,126
                                                                                            ===========      ===========

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                         1997             1996             1995
                                                                         ----             ----             ----

Income:
  Rental                                                             $ 4,861,019      $ 5,163,212      $ 5,456,107
  Interest and other                                                     316,444          373,200          297,452
                                                                     -----------      -----------      -----------
  Total income                                                         5,177,463        5,536,412        5,753,559
                                                                     -----------      -----------      -----------

Expenses:
  Property operations                                                  2,890,229        2,737,139        3,051,398
  Interest:
    Paid to Affiliates                                                   306,514          281,944          194,407
    Other                                                              1,536,158        1,587,480        1,614,910
  Depreciation and amortization                                          927,860          902,222        1,215,149
  Administrative:
    Paid to affiliates                                                   534,457          532,584          570,499
    Other                                                                560,348          717,865          579,309
                                                                     ------------     -----------      -----------
  Total expenses                                                       6,755,566        6,759,234        7,225,672
                                                                     ------------     -----------      -----------

Loss before loss allocated to minority interest                       (1,578,103)      (1,222,822)      (1,472,113)
  and extraordinary items

Loss allocated to minority interest                                       47,154           36,106           42,625

Extraordinary items:
  Gain on extinguishment of debt                                              --          795,000               --
  Gain from insurance proceeds on fire loss                                   --          706,158               --
  Gain on foreclosure                                                    150,771               --               --
                                                                     -----------      -----------      -----------

Net (loss) income                                                   $ (1,380,178)     $   314,442      $(1,429,488)
                                                                    ============      ===========      ===========

Loss per limited partnership unit before
  extraordinary gains                                               $     (63.55)     $    (49.26)     $    (59.34)

Extraordinary gains per limited partnership unit                            6.26            62.32               --
                                                                    ------------      -----------      -----------

(Loss) income per limited partnership unit                          $     (57.29)     $     13.06      $    (59.34)
                                                                    ============      ===========      ===========

Weighted average number of limited partnership
  units outstanding                                                       23,366           23,366           23,366
                                                                    ============      ===========      ===========

                       See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                         STATEMENTS OF PARTNERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                        General              Limited Partners
                                                        Partners             ----------------
                                                         Amount         Units           Amount
                                                         ------         -----           ------

Balance, January 1, 1995                               $ (635,751)      23,366       $ (1,456,668)

Net loss                                                  (42,885)          --         (1,386,603)
                                                       ----------       ------       -----------

Balance, December 31, 1995                               (678,636)      23,366         (2,843,271)

Net income                                                  9,433           --            305,009
                                                       ----------       ------       -----------

Balance, December 31, 1996                               (669,203)      23,366         (2,538,262)

Net loss                                                  (41,405)          --         (1,338,773)
                                                       ----------       ------       ------------

Balance, December 31, 1997                             $ (710,608)       23,366      $ (3,877,035)
                                                       ==========       =======      ============


                       See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                          1997               1996            1995
                                                                          ----               ----            ----

Cash Flows from operating activities:
  Net (loss) income                                                   $(1,380,178)      $   314,442       $(1,429,488)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                         927,860           902,222         1,215,149
    Loss allocated to minority interest                                   (47,154)          (36,106)          (42,625)
    Extraordinary gains                                                  (150,771)       (1,501,158)               --
    Other assets                                                          (15,370)               --                --
  Changes in operating assets and liabilities:
    Interest and other receivables                                        585,426          (526,229)          (21,454)
    Prepaid expenses                                                         (945)           (7,093)         (133,077)
    Accounts payable and accrued expenses                                 298,734          (126,752)         (502,227)
    Interest payable                                                      120,032            15,927            23,893
    Security deposits and prepaid rent                                     50,774           (19,348)           14,143
                                                                      ------------      ------------      ------------
Net cash provided by (used in) operating activities                       388,408          (984,095)         (875,686)
                                                                      ------------      ------------      ------------

Cash flows from investing activities:
  Escrow deposits                                                        (122,780)         (425,906)          678,440
  Collection of principal on notes receivable                                  --           154,875            15,000
  Property acquisitions and additions                                    (823,423)         (548,871)         (153,469)
  Insurance proceeds on fire loss                                              --           876,393                --
                                                                      ------------      ------------      ------------
Net cash (used in) provided by investing activities                      (946,203)           56,491           539,971
                                                                      ------------      ------------      ------------

Cash flows from financing activities:
  Increase (decrease) in cash overdraft                                   388,407          (114,773)          242,519
  Principal payments on mortgages                                        (303,860)       (5,658,964)         (467,195)
  Proceeds from refinancings                                                   --         5,979,000                --
  Mortgage costs                                                          (25,947)         (224,566)         (144,183)
  Increase in accounts payable - due to affiliates                        499,195           946,907           704,574
                                                                      ------------      ------------      ------------
Net cash (used in) provided by financing activities                       557,795           927,604           335,715
                                                                      ------------      ------------      ------------

Decrease in cash                                                               --                --                --

Cash - beginning of year                                                       --                --                --
                                                                      ------------      ------------      ------------

Cash - end of year                                                    $        --       $        --       $        --
                                                                      ============      ============      ============


As discussed in Footnote 8, the Partnership had estimated total insurance proceeds to be $876,393 as the result of a fire at Sutton Park Apartments. As of December 31, 1996, $300,000 had been received and $576,393 was receivable. The entire receivable amount was collected as of December 31, 1997.

As discussed in Footnote 7, the bank foreclosed on Chapelwood Estates in June 1997. The bank took over fixed assets, with a net book value of $806,437, that had served as collateral on the mortgage. The bank kept $67,949 of escrow balances and forgave $1,025,156 of liabilities, including the mortgage balance and accrued interest. This transaction resulted in an extraordinary gain on foreclosure of $150,771.

                       See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



1.       FORMATION AND OPERATION OF PARTNERSHIP:

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

         Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (See Note 6).

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

         (a)     Use of  Estimates

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):

         (b)     Property and Depreciation

         Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $853,248, $770,643 and $1,111,013 for the years ended December 31, 1997, 1996 and 1995, respectively. Generally, buildings and improvements are depreciated over 25 years, and furniture, fixtures, and equipment are depreciated over 5 years. The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to determine depreciation expense for tax purposes. For further discussion, see Footnote 3.

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

         (f)     Rents Receivable

         Due to the nature of these accounts, residential rent receivables are fully reserved for at December 31, 1997 and 1996.


3.       ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY:

         In November 1985, the Partnership acquired a 168 unit apartment complex (Lakeview Village Apartments) located in Milwaukee, Wisconsin, for a purchase price of $4,411,659, which included $320,779 in acquisition fees.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


3.       ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY (Con't.):

         In December 1985, the Partnership acquired a 288 unit apartment complex (Sutton Park Apartments, formerly Bristol Square Apartments) located in Lansing, Michigan for a purchase price of $7,252,858, which included $588,716 in acquisition fees.

         In August 1986, the Partnership acquired two office/warehouse buildings of 62,598 square feet (Airlane I) and 68,300 square feet (Airlane III), consisting of approximately 25% office space and 75% warehouse space located in Nashville, Tennessee, for a purchase price of $6,180,920, which included $383,169 in acquisition fees.

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


3.       ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY (Con't.)

         In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Lakeview Village, Sutton Park, Creekside, Willow Creek and Evergreen Terrace.

         Management had determined that the sale of the properties was in the best interests of the limited partners.

         All of these agreements expired during 1997.

         In the fourth quarter of 1997, the Partnership entered into a plan to dispose of the property, plant and equipment of the following:

                                 Carrying Amount                 Net (Loss)
                                  of  Property at            for the Year Ended
          Property               December 31, 1997            December 31, 1997
          --------               -----------------            -----------------

Creekside                            $2,981,725                  $(176,100)
Airlane                               3,897,603                    (42,219)

         As of December 31, 1997, an agreement, cancelable by the buyer, had been signed with respect to these properties. Airlane Office Warehouse was subsequently sold in February 1998 for $4,700,000. Creekside Apartments was sold in March 1998 for $5,075,000.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


3.       ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY (Con't.)

         Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1997 and 1996 totaled approximately $265,000 and $346,000.


4.       MORTGAGES AND NOTE PAYABLE:

         The Partnership has the following mortgages and note payable:

Lakeview Village Apartments

         An 8.25% mortgage with a balance of $2,481,119 and $2,508,128 at December 31, 1997 and 1996 respectively, which provides annual principal and interest payments of $232,920 payable in equal monthly installments, with remaining balance due February 1, 2006.

         The Partnership is currently not in compliance with certain debt covenants requiring timely submission of income tax returns to the financial institution within thirty days of filing.

Sutton Park Apartments (formerly Bristol Square Apartments)

         An 8% mortgage with a balance of $3,332,761 and $3,370,652 at December 31, 1997 and 1996 respectively, which provides annual principal and interest payments of $306,168 payable in equal monthly installments with the remaining balance due February 1, 2006.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


4.       MORTGAGES AND NOTE PAYABLE (Con't.):

Sutton Park Apartments (formerly Bristol Square Apartments)  (Cont'd.)

         In addition, an unsecured promissory note with a balance of $4,174 and $29,170 at December 31, 1997 and 1996, respectively, which provides for monthly principal payments of $2,083 plus interest accruing at the lenders reference rate plus 2% annually (10.5% at December 31, 1997). The note is due and payable February 1, 1998.

         The Partnership is currently not in compliance with debt covenants requiring timely submission of income tax returns to the financial institiution within thirty days of filing.

Airlanes I & III

         A 7.625% mortgage with a balance of $3,421,399 and $3,525,932 at December 31, 1997 and 1996, respectively, which provides for annual principal and interest payments of $369,783 payable in equal monthly installments, with the remaining balance due January 1, 1999. The Partnership sold this property in February 1998. See Note 3 and 14.

Creekside

         An adjustable rate mortgage with an outstanding principal balance of $3,593,860 and $3,670,328 at December 31, 1997 and 1996, respectively. The interest rate is adjustable quarterly to a maximum rate of 13.5% and a minimum rate of 7% (7.20% at December 31, 1997). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at December 31, 1997 based on a 7.20% interest rate were $38,580. The balance of the mortgage is due and payable March 31, 1998. The Partnership sold this property in March 1998. See Note 3 and 14.

Willow Creek

         A 9.25% mortgage which provides for monthly principal and interest payments of $32,752 payable in equal monthly installments with the remaining balance originally due on September 1, 1996 and extended to March 1, 1997. The mortgage is currently in default and payable on demand. The General Partners were served with motion papers for the appointment of a receiver. The balance as of December 31, 1997 and 1996 was $3,898,595 and $3,919,467, respectively.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4.       MORTGAGES AND NOTE PAYABLE (Con't.):

Evergreen Terrace

         An adjustable rate mortgage with a balance at December 31, 1997 and 1996 of $1,009,005 and $1,021,096, respectively. The interest rate is adjustable annually to a maximum rate of 15% during the first five years of the loan term and 17% for the remaining life of the loan; the interest rate shall never be less than 9% over the life of the loan (9% at December 31, 1997). The mortgage is payable monthly in amounts which vary with the interest rate. Monthly payments at December 31, 1997 based on a 9% interest rate were $13,250. As a result of the Partnership's failure to make regular principle and interest payments, the property was placed in receivership in October of 1997. There is a pending foreclosure action with respect to the property. Management has until September 1998 to either pay off the mortgage or sell the property, or the mortgagor will foreclose on the property.

         The mortgages described above are secured by the Partnership properties to which they relate.

         The aggregate maturities of mortgages and notes payable, are as follows:

Year                                                   Amount
----                                                   ------

1998                                               $ 8,688,783
1999                                                 3,384,889
2000                                                    82,696
2001                                                    89,653
2002                                                    97,195
Thereafter                                           5,397,697
                                                   ------------
TOTAL                                              $17,740,913
                                                   ============


5.       MINORITY INTEREST OF RELATED PARTY IN LAKEVIEW JOINT VENTURE

         On September 1, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership-VI B (RPILP-VI B). The joint venture was formed for the purpose of operating the Lakeview Apartment complex owned by the Partnership. Under the terms of the agreement, RPILP VI-B contributed $175,413, with the Partnership contributing the property net of the first mortgage. The interests of the Partnerships in the property were determined based on the fair value of the property as estimated by the General Partners. The Partnership has all the rights and responsibilities of a General partner in the project.

         The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 83.78% to the Partnership and 16.22% to RPILP-VI B. The net loss from the date of inception has been allocated to the minority interest in accordance with the agreement and has been recorded as a reduction of the capital contribution.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1997 AND 1995
                                   (Continued)


5.       MINORITY INTEREST OF RELATED PARTY IN LAKEVIEW JOINT VENTURE (Con't.)

         A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                            1997          1996          1995
                                            ----          ----          ----

Balance, Beginning of Year                $ 18,477      $ 54,583      $ 97,208
Allocated Loss                             (47,154)      (36,106)      (42,625)
                                          --------      --------      --------
Balance, End of Year                      $(28,677)     $ 18,477      $ 54,583
                                          ========      ========      ========



6.       PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS:

         Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $264,396, $280,167 and $247,223 for the years ended December 31, 1997, 1996 and
1995, respectively.

         The Partnership entered into a management agreement with an unrelated third party for the management of Airlane I and III on August 15, 1986. The agreement provides for the payment of a management fee equal to 4% of monthly gross rental income. The results of operations include $47,772, $30,245 and $27,170 of such fees in 1997, 1996 and 1995, respectively.

         According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the years ended December 31, 1997, 1996 and 1995.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


6.       PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS (Con't.):

         Accounts payable to affiliates amounted to $3,666,949 and $3,167,754 at December 31, 1997 and 1996, respectively. The payables represent fees due and advances from the Corporate General Partner or an affiliate of the General partners. Interest on accounts payable - affiliates, charged at a rate of 11% on the average outstanding balance, totaled $306,514, $281,944 and $194,407 for the years ended December 31, 1997, 1996, and 1995, respectively. All amounts payable to affiliates are due upon demand.

         The General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions have not been met no fees have been recorded or paid on the sale of the Gold Key II apartment complex in 1990.

         Computer service charges for the partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $20,394 for each of the years ended December 31, 1997, 1996 and 1995, respectively.

         Pursuant to the terms of the Partnership Agreement, the Corporate General partner charged the Partnership for reimbursement of certain costs and expenses incurred by the Corporate General Partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses which include payroll, legal, rent, depreciation, printing, mailing, travel and communication costs related to Partnership accounting, partner communication and relations and property marketing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. These charges totaled $249,667, $232,023 and $302,882 in 1997, 1996 and 1995, respectively.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


7.       EXTRAORDINARY GAINS:

         On July 16, 1996, the Sutton Park Apartments experienced a fire in one of its buildings resulting in property destruction estimated at a net book value of $170,235. It was estimated that the Partnership would receive insurance proceeds totaling $876,393, which resulted in an extraordinary gain for financial statement purposes of $706,158.

         As of December 31, 1996, $576,393 in insurance proceeds were received and were included in Interest and Other Receivables on the balance sheet. As of December 31, 1997, all proceeds were received and all appropriate repairs had been completed.

         On January 11, 1996, two mortgages held by Sutton park were refinanced with a mortgage of $3,400,000 and an unsecured $50,000 promissory note. See Note
4. As a result of the refinancing, a portion of one of the original mortgages was forgiven and an extraordinary gain of $795,000 was recognized in 1996.

         In July 1997, the mortgage holder on Chapelwood Estates foreclosed on the property. They seized fixed assets that had a carrying value of $806,437, which served as collateral on the loan. In return, the property wrote off the mortgage balance and accrued interest of $894,551 and $89,365, respectively. In addition, approximately $41,240 of other liabilities were forgiven in the foreclosure. The lender retained $67,948 of escrow balances. An extraordinary gain of $150,771 was recognized on the foreclosure.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


8.      INCOME TAXES:

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

         The reconciliation of net loss for the years ended December 31, 1997, 1996 and 1995, as reported in the statement of operations, and as would be reported for tax return purposes is as follows:

                                             1997                1996             1995
                                             ----                ----             ----

Net income (loss) -
  Statement of operations                 $(1,380,178)        $ 314,442       $(1,429,488)

Add to (deduct from):
  Difference in depreciation                 (267,715)         (320,560)          (59,198)

  Gain on sale of property                         --             4,402             4,402

  Gain from fire loss                              --          (706,158)               --

  Gain from foreclosure                       212,573                --                --

  Other, primarily increase in
    allowance for doubtful accounts           307,482           185,770           328,687
                                          -----------         ----------      -----------

Net loss - tax return purposes            $(1,127,838)        $(522,104)      $(1,155,597)
                                          ===========         ==========      ===========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


The reconciliation of Partners' (Deficit) as of December 31, 1997, 1996 and 1995, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                         1997               1996              1995
                                                         ----               ----              ----

Partners' Deficit - Balance Sheet                     $(4,587,643)      $(3,207,465)      $(3,521,907)

Add to (deduct from):
  Accumulated difference in depreciation               (5,815,850)       (5,548,135)       (5,227,575)

  Accumulated amortization of
    discounts on mortgages payable                        382,695           382,695           382,695

  Syndication fees                                      2,734,297         2,734,297         2,734,297
  Difference in book and tax basis in
    Partnership investments                              (635,737)         (635,737)         (635,737)

  Gain from fire loss                                    (706,158)         (706,158)               --
  Gain on foreclosure                                     212,573                --                --

  Other, primarily allowance for
    doubtful accounts                                   1,640,291         1,332,809         1,147,039
                                                      -----------       -----------       -----------

Partners' Deficit - tax return purposes               $(6,775,532)      $(5,647,694)      $(5,121,188)
                                                      ===========       ===========       ===========


9.       LEASES:

         Airlanes, the Partnership's only commercial property, was sold subsequent to year-end. Therefore, there are no minimum future rentals to be received under noncancelable operating leases at December 31, 1997.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


10.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of accounts receivable, accounts payable, accounts payable - affiliates, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

         Management has estimated that the fair values of the mortgages payable on Airlanes I and II and Creekside approximate their carrying values of $3,421,399 and $3,593,860, respectively, due to the fact that both properties were sold in 1998 at a gain.

         Management has estimated that the fair values of the mortgages payable on Willow Creek and Evergreen Terrace approximate their carrying values of $3,898,595 and $1,009,005, respectively, due to their short-term nature. Both mortgages are in default and are currently due on demand.

         Management has estimated that the fair values of the mortgage payable on Lakeview approximates its carrying value of $2,481,119 based upon currently available rates of debt of similar terms.

         Management has estimated that the fair value of the mortgage payable on Sutton Park, based on currently available rates, is approximately $3,295,000. The carrying value of the mortgage is $3,332,761.

         See footnote 4 for a description of the terms of the mortgages payable.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


11.      SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

                                    1997             1996             1995
                                    ----             ----             ----

Cash paid for interest           $1,416,126        $1,571,553       $1,591,017
                                 ==========        ==========       ==========



12.      CONTINGENCIES:

         Included in accounts payable and accrued expenses on the balance sheet are delinquent taxes and interest on Evergreen Terrace Apartments for the years 1993 through 1996 totaling approximately $102,462 and $116,000 at December 31, 1997 and 1996, respectively. As of December 31, 1996, the property is in tax sale. The result of such tax sale could be substantial penalties or the potential loss of property.


13.      GOING CONCERN CONSIDERATIONS:

         The Partnership continued to experience operating losses and cash flow difficulties in 1997. In addition, as discussed in Note 12, Evergreen Terrace Apartments is liable for delinquent real estate taxes in the amount of approximately $102,000, the Willow Creek mortgage is currently in default, and Evergreen Terrace has been placed in receivership with a pending foreclosure action. In addition, subsequent to year end, Lakeview received a default notice due to nonpayment of the mortgage. These factors and the foreclosure of Chapelwood during the current year, combined with significant partners' deficits, have raised substantial doubt about the Partnership's ability to continue as a going concern. Management is continuing its efforts to reduce expenses and increase rents. They have until September 1998 to correct the situation at Evergreen or the mortgagor will foreclose on the property. Management is also addressing the pending foreclosure of Lakeview and Willow Creek.


14.     SUBSEQUENT EVENTS:

        As a result of management's continuing plans to market and sell Partnership properties, the Partnership sold Airlanes I and III on February 12, 1998 for a total price of $4,700,000 and sold Creekside on March 18, 1998 for a total price of $5,075,000. Total assets and liabilities of these two properties amounted to $7,374,914 and $8,475,478, respectively, at December 31, 1997. Total revenues and expenses amounted to $1,911,328 and $2,129,645, respectively, at December 31, 1997. The Partnership will recognize a gain of approximately $1,332,000 on the sale of Airlanes and a gain of approximately $1,908,000 on the sale of Creekside for the year ended December 31, 1998.

SCHEDULE I


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1997


                                           Final
                           Interest      Maturity                                                                    Face Amount
    Description              Rate          Date            Periodic Payment Term              Prior Liens            of Mortgage
    -----------              ----          ----            ---------------------              -----------            -----------

Gold Key Village II          10%        10/11/95              Interest payable              $2,290,000                $230,000
                                                                   monthly,               First Mortgage
Second Mortgage,                                            principal payments of
86 Unit Apartment                                                 $15,000
Complex in                                                 were due annually until
Englewood, Ohio                                               10/11/95 when the
                                                                  remaining
                                                            principal of $154,875
                                                                   was due.

                                                        Principal Amount of
                                    Carrying              Loan Subject to
                                   Amount of                 Delinquent
    Description                     Mortgage           Principal or Interest
    -----------                     --------           ---------------------

Gold Key Village II                  $  --                    $  --

Second Mortgage,
86 Unit Apartment
Complex in
Englewood, Ohio


                                           1997          1996           1995
                                           ----          ----           ----

Balance at beginning of period            $ --         $154,875       $169,875

Deductions during period:
  Collections of principal                  --          154,875         15,000
                                          ----         --------       --------

Balance at close of period                $ --         $     --       $154,875
                                          ====         ========       ========

SCHEDULE III

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

                                                                 Initial Cost to
                                                                   Partnership
                                                         -------------------------------           Cost
                                                                                               Capitalized
       Property                                                                               Subsequent to
     Description                       Encumbrances          Land            Buildings         Acquisition

Lakeview Village Apts.
  Milwaukee, WI                         $ 2,481,119        $ 200,000        $ 3,785,880         $ 176,455

Sutton Park Apts.
  Lansing, MI                             3,336,935          400,000          6,139,297           888,000

Airlanes Office Whse.
  Nashville, TN                           3,421,399          576,500          5,604,420           344,541

Creekside Apts.
  Flat Rock, MI                           3,593,860          250,500          4,491,688           202,698

Willow Creek Apts.
  Greenville, SC                          3,898,595          226,300          4,276,760            77,793

Evergreen Terrace
  Lansing, MI                             1,009,005           69,372          1,462,471                --
                                       ------------      -----------       ------------       -----------

                                       $ 17,740,913      $ 1,722,672       $ 25,760,516       $ 1,689,487
                                       ============      ===========       ============       ===========



                                                                                                                    Life on Which
                                           Gross amounts at which                                                   Depreciation
                                         Carried at Close of Period                           (3)                     In Latest
                                 --------------------------------------------      -----------------------------      Statement
       Property                                                       (1)(2)       Accumulated        Date of       Of Operations
     Description                   Land          Buildings             Total       Depreciation     Construction     Is Computed

Lakeview Village Apts.
  Milwaukee, WI                  $ 200,000      $ 3,962,335        $ 4,162,335     $ 1,803,018        Nov-85           25 Years

Sutton Park Apts.
  Lansing, MI                      400,000        7,027,297          7,427,297       2,532,798        Dec-85           25 Years

Airlanes Office Whse.
  Nashville, TN                    576,500        5,948,961          6,525,461       2,627,858        Aug-86           25 Years

Creekside Apts.
  Flat Rock, MI                    250,500        4,694,386          4,944,886       1,968,989        Dec-86           25 Years

Willow Creek Apts.
  Greenville, SC                   226,300        4,354,553          4,580,853       1,827,776        Dec-86           25 Years

Evergreen Terrace
  Lansing, MI                       69,372        1,462,471          1,531,843         623,989        Dec-86           25 Years
                               -----------      -----------       ------------    ------------

                               $ 1,722,672      $27,450,003       $ 29,172,675    $ 11,384,428
                               ===========      ===========       ============    ============

SCHEDULE III
(Continued)


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997



(1) Cost for Federal income tax purposes is $29,172,676.


(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1997, 1996 and 1995 follows:

                                                    1997               1996               1995

Balance at beginning of period                    $29,671,979        $29,414,937        $29,269,324
Additions                                             823,425            548,871            145,613
Dispositions                                       (1,322,728)          (291,829)                --
                                                 ------------        -----------        -----------
Balance at end of period                         $ 29,172,676        $29,671,979        $29,414,937
                                                 ============        ===========        ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 follows:

                                                    1997                  1996              1995

Balance at beginning of period                    $11,049,042          $10,400,447        $ 9,289,434
Additions charged to cost and expenses
  during the period                                   851,676              770,187          1,111,013
Dispositions                                        (516,290)            (121,592)                 --
                                                  -----------          -----------        -----------
Balance at end of period (a)                      $11,384,428          $11,049,042        $10,400,447
                                                  ===========          ===========        ===========

(a)  Balance applies entirely to buildings.

Note: The balances above include total land and building costs of Airlanes and Creekside, which were sold subsequent to December 31, 1997, of $827,000 and $10,643,347, respectively.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - IV


By:      /s/ JOSEPH M. JAYSON                               4/15/98
         -----------------------------                   --------------------
         JOSEPH M. JAYSON,                               Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ JOSEPH M. JAYSON                               4/15/98
         ------------------------------                  ---------------------
         JOSEPH M. JAYSON,                               Date
         President and Director


         /s/ MICHAEL J. COLMERAUER                          4/15/98
         ------------------------------                  ---------------------
         MICHAEL J. COLMERAUER                           Date
         Secretary

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