Form 10-Q
period 1998-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1998-05-20
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
March 31, 1998                                                0-14386

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
             (Exact Name of Registrant as specified in its charter)


        Delaware                                          16-1245153
        --------                                          ----------
(State of Formation)                       (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)


As of March 31, 1998 the issuer had 23,365.9 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------

                                      INDEX
                                      -----


                                                                              PAGE NO.
                                                                              --------
PART I:  FINANCIAL INFORMATION
------   ---------------------

                  Balance Sheets -
                           March 31, 1998 and December 31, 1997                 3

                  Statements of Operations -
                           Three Months Ended March 31, 1998 and 1997           4

                  Statements of Cash Flows -
                           Three Months Ended March 31, 1998 and 1997           5

                  Statements of Partners' (Deficit) -
                           Three Months Ended March 31, 1998 and 1997           6

                  Notes to Financial Statements                                 7 - 16


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
-------  -------------------------------------
         FINANCIAL CONDITION & RESULTS OF OPERATIONS                            17 - 18
         -------------------------------------------


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1998 and December 31, 1997
                      ------------------------------------
                                   (Unaudited)

                                                                         March 31,                December 31,
                                                                           1998                       1997
ASSETS                                                                     ----                       ----
------
Property, at cost:
     Land                                                            $       1,077,322          $       1,722,672
     Buildings and improvements                                             16,589,007                 27,450,004
     Furniture, fixtures and equipment                                       1,843,938                  2,571,795
                                                                    ------------------         ------------------
                                                                            19,510,267                 31,744,471
     Less accumulated depreciation                                           8,715,755                 13,950,395
                                                                    ------------------         ------------------
          Property, net                                                     10,794,512                 17,794,076
Escrow deposits                                                                662,119                    819,397
Interest and other receivables                                                       -                      5,829
Prepaid expenses                                                                48,652                    232,506
Mortgage costs, net of accumulated amortization
  of $256,835 and $475,463                                                     208,564                    217,287
Other assets                                                                    19,825                     19,825
                                                                    ------------------         ------------------

            Total Assets                                            $       11,733,672         $       19,088,920
                                                                    ==================         ==================


LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Cash overdraft                                                  $           6,009                    526,439
     Mortgages and notes payable                                            10,703,709                 17,740,913
     Accounts payable and accrued expenses                                     967,945                  1,146,631
     Accounts payable - affiliates                                           1,286,513                  3,666,949
     Accrued interest                                                          210,017                    203,119
     Security deposits and prepaid rents                                       299,309                    421,189
                                                                    ------------------         ------------------
            Total Liabilities                                               13,473,502                 23,705,240
                                                                    ------------------         ------------------

Minority interest in joint venture                                             (48,456)                   (28,677)
                                                                    ------------------         ------------------

Partners' (Deficit):
     General partners                                                         (623,720)                  (710,608)
     Limited partners                                                       (1,067,654)                (3,877,035)
                                                                    ------------------         ------------------
           Total Partners' (Deficit)                                        (1,691,374)                (4,587,643)
                                                                    ------------------         ------------------

           Total Liabilities and Partners' (Deficit)                $       11,733,672          $      19,088,920
                                                                    ==================         ==================


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

                                                                         Three Months               Three Months
                                                                             Ended                      Ended
                                                                           March 31,                  March 31,
                                                                             1998                       1997
                                                                             ----                       ----
Income:
     Rental                                                          $         785,611          $       1,320,386
     Interest and other income                                                  37,759                     88,007
                                                                    ------------------         ------------------
     Total income                                                              823,370                  1,408,393
                                                                    ------------------         ------------------

Expenses:
     Property operations                                                       652,656                    676,102
     Interest:
          Paid to affiliates                                                    25,923                     90,809
          Other                                                                288,698                    389,837
     Depreciation and amortization                                             206,233                     96,218
     Administrative:
          Paid to affiliates                                                   112,455                    130,463
          Other                                                                220,248                    203,077
                                                                    ------------------         ------------------
     Total expenses                                                          1,506,213                  1,586,506
                                                                    ------------------         ------------------

Loss before allocated loss from joint venture
and extraordinary items                                                       (682,843)                  (178,113)

Loss allocated to minority interest                                             19,779                      2,393

Extraordinary items:
      Gain on sale
                                                                             3,559,333                          -
Net income (loss)
                                                                    $        2,896,269          $        (175,720)
                                                                    ==================         ==================

Gain/(loss) per limited partnership unit before
extraordinary gains                                                 $           (28.35)         $           (7.39)

Extraordinary gains per limited partnership                                     147.76          $               -
                                                                    ------------------         ------------------

Income (loss) per limited partnership unit                          $           120.23          $           (7.29)
                                                                    ==================         ==================

Distributions per limited partnership unit                          $                -          $               -
                                                                    ==================         ==================

Weighted average number of limited
  partnership units
  outstanding                                                                   23,366                     23,366
                                                                    ==================         ==================


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)

                                                                          Three Months               Three Months
                                                                              Ended                      Ended
                                                                            March 31,                   March 31,
                                                                              1998                        1997
                                                                              ----                        ----

Cash flow from operating activities:
     Net loss                                                           $    2,896,269              $    (175,720)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                                             206,233                     96,218
     Loss allocated to minority interest                                       (19,779)                    (2,393)
     Extraordinary gains                                                    (3,559,333)                         -
Changes in operating assets and liabilities:
     Escrow deposits                                                           157,278                    (23,335)
     Interest and other receivables                                              5,829                     13,191
     Prepaid expenses                                                          183,854                     74,390
     Prepaid commisions                                                              -                    (29,763)
     Other assets                                                                    -                          -
     Accounts payable and accrued expenses                                    (178,686)                  (163,290)
     Accrued interest                                                            6,898                     21,444
     Security deposits and prepaid rent                                       (121,880)                     9,093
                                                                    ------------------         ------------------
Net cash (used in) operating activities                                       (423,317)                  (180,165)
                                                                    ------------------         ------------------

Cash flow from investing activities:
     Capital expenditures                                                   10,352,664                    (69,599)
     Increase in note(s) receivable                                                  -                          -
                                                                    ------------------         ------------------
     Net cash (used in) investing activities                                10,352,664                    (69,599)
                                                                    ------------------         ------------------

Cash flows from financing activities:
     Mortgage costs                                                              8,723                     (2,888)
     Cash overdraft                                                           (520,430)                   335,309
     Accounts payable - affiliates                                          (2,380,436)                    (5,060)
     Principal payments on mortgages and notes                              (7,037,204)                   (77,597)
     Proceeds from mortgage                                                          -                          -
                                                                    ------------------         ------------------
Net cash provided by financing activities                                   (9,929,347)                   249,764
                                                                    ------------------         ------------------

Increase (decrease) in cash                                                          -                          0

Cash - beginning of period                                                           -                          -
                                                                    ------------------         ------------------

Cash - end of period                                                $                -         $                0
                                                                    ==================         ==================

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                         $          307,723         $          459,202
                                                                    ==================         ==================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                       STATEMENTS OF PARTNERS' (DEFICIT)
                       ----------------------------------
                        Three Months Ended March 31, 1998
                        ---------------------------------
                                   (Unaudited)


                                                  General                       Limited Partners
                                                 Partners
                                                  Amount                 Units                   Amount
                                                  ------                 -----                   ------

Balance, January 1, 1998                     $        (710,608)               23,366        $      (3,877,035)

Net loss
                                                        86,888                     -                2,809,381
                                             ------------------      ---------------        -----------------

Balance, March 31, 1998                      $        (623,720)               23,366        $     (1,067,654)
                                             ==================      ===============        =================




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)

1.    GENERAL PARTNERS' DISCLOSURE
      ----------------------------

      In the opinion of the General Partners of Realmark Property Investors Limited Partnership IV, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1998 and 1997, have been made in the financial statements. Such financial statements are unaudited and subject to any adjustments which may be necessary.

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

      Underthe partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

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

---------------------------------------------------

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      Use of Estimates:
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash
      ----

      For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

      Property and Depreciation
      -------------------------

      Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $853,248 and $770,643 for the years ended December 31, 1997 and 1996, respectively. Generally, buildings and improvements are depreciated over 25 years, and furniture, fixture, and equipment are depreciated. Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to determine depreciation expense for tax purposes.

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

      Rents Receivable:
      ----------------

      Due to the nature if these accounts, residential rent receivables are fully reserved for at December 31, 1997 and 1996.

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

      ---------------------------------------------------------

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

      ---------------------------------------------------------

      In February 1996, the Partnership sold Airlane I and Airlane III, two office/warehouse buildings located in Nashville, Tennessee. The sale of the property generated a gain for financial statement purposes of $1,148,604 for the period ended March 31, 1998.

      In March 1998, the Partnership sold Creekside Apartments, two apartment complexes consisting of 96 and 144 units located in Flat Rock Michigan. The sale of the property generated a gain for financial statement purposes of $2,410,729 for the period ended March 31, 1998.

5.    MORTGAGES AND NOTES PAYABLE
      ---------------------------

      The Partnership has the following mortgages and notes payable:

      Lakeview
      --------

      In January 1996, the Partnership refinanced the mortgage. The refinanced mortgage, with a balance of $2,481,746 and $2,501,582 at March 31, 1998 and 1997, respectively, provides for annual principal and interest payments at 8.25% payable in equal monthly installments of $37,204. The term of the mortgage is ten years with the remaining balance due and payable on February 1, 2006.

      The Partnership is currently not in compliance with certain debt covenants requiring timely submission of income tax returnsto the financial institution within thirty days of filing.


      Sutton Park (formerly Bristol Square)
      ------------------------------------

      The property was refinanced January 11, 1996 with an 8% mortgage for $3,400,000, and an unsecured $50,000 promissory note. The new mortgage provides for annual principal and interest payments of $306,168 in equal monthly installments. The balance outstanding at March 31, 1998 and 1997 was $3,322,801 and $3,361,461, respectively. The term of the mortgage is 10 years with the remaining balance due and payable on February 1, 2006. The promissory note provides for monthly principal payments of $2,083 plus interest accruing at the lenders reference rate plus 2% (total of 10.25% at March 31, 1997). At March 31, 1998 and 1997 the outstanding balance was $0 and $22,921, respectively.


      Creekside
      ---------

      An adjustable rate mortgage with an outstanding principal balance of $0 and $3,651,727 at March 31, 1998 and 1997, respectively. The interest rate is adjustable quarterly to a maximum rate of 13.5% and a minimum rate of 7% (7.09% at March 31, 1997). The mortgage is payable monthly in amounts which vary with the interest rate. This property was sold March 1998, and the mortgage was paid in full.

      ---------------------------------------

      Willow Creek
      ------------

      A 9.25% mortgage with an original balance of $4,080,000 which provides for annual principal and interest payments of $393,023 payable in equal monthly installments with the remaining balance of $3,929, 432 due on September 1, 1996; the maturity was extended to March 1, 1997. The balance as of March 31, 1998 and 1997 was $3,879,229 and $3,911,790, respectively.

      Evergreen Terrace
      -----------------

      An adjustable rate mortgage with a balance at March 31, 1998 and 1997 of $1.009,005 and $1,017,156 respectively. The interest rate is adjustable annually to a maximum rate of 15% during the first five years of the loan term and 17% for the remaining life of the loan; the interest rate shall never be less than 9% over the life of the loan (9.00% at March 31, 1997). The mortgage is payable monthly in amounts which vary with the interest rate. As a result of the Partnership's failure to make regular principal and interest payements, the property was placed in receivership in October 1997. There is a pending foreclosure action with respect to the property. Management has until September 1998 to either pay off the mortgage or sell the property, or the mortgagor will foreclose on the property.

      Chapelwood Estates (formerly Cedar Court)
      ----------------------------------------

      A 9.25% mortgage with a balance of $0 and $894,551 at March 31, 1998 and 1997, respectively, which provides for annual principal and interest payments of $89,586 payable in equal monthly installments with remaining balance of $895,117 due September 1, 1996. The property is no longer owned by the Partnerhsip.

      The mortgages described above are secured by the Partnership properties to which they relate.

      --------------------------------------

      The aggregate maturities of mortgages and notes payable for each of the next five years and thereafter are as follows:

                  Year                                      Amount
                  ----                                      ------

                  1998                               $      4,959,069
                  1999                                         76,794
                  2000                                         76,056
                  2001                                         89,653
                  2002                                         97,194
                  Thereafter                                5,404,943
                                                       --------------

                  TOTAL                                   $10,703,709
                                                       ==============

6.    INVESTMENT IN JOINT VENTURE
      ---------------------------

      On September 1, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership VI-B (RPILP VI-B). The joint venture was formed for the purpose of operating the Lakeview Apartment complex owned by the Partnership. Under the terms of the agreement, RPILP VI-B contributed $175,413, with the Partnership contributing the property net of the first mortgage. The interests of the Partnerships in the property were determined based on the fair value of the property as estimated by the General Partners. The Partnership has all the rights and responsibilities if a General Partner in the project.

      The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 83.78% to the Partnership and 16.22% to RPILP VI-B. The net loss from the date of inception has been allocated to the minority interest in accordance with the agreement and has been recorded as a reduction of the capital contribution.

      A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                            1998
                                            ----

     Balance, January 1                      $ (28,677)
     Allocated Loss                            (19,779)
                                            -----------
     Balance, March 31                        $(48,456)
                                            ===========

                             LAKEVIEW JOINT VENTURE
                             ----------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1998 and December 31, 1997
                      ------------------------------------

                                                                              March 31,          December 31,
                                                                               1998                1997
ASSETS
    Propery, net of accumulated depreciation                             $     2,319,107     $     2,359,318
    Other assets                                                                 212,799             192,873
                                                                         ---------------     ---------------
                 Total Assets                                            $     2,531,906     $     2,552,191
                                                                         ===============     ===============



LIABILITIES AND PARTNERS' (DEFICIENCY)

Liabilities:
     Cash overdraft                                                      $        30,944     $        97,360
     Mortgage payable                                                          2,481,746           2,487,288
     Accounts payable  and accrued expenses                                      237,124             229,389
     Accounts payable - affiliates                                               280,729             123,894
     Other liabilities                                                            48,313              39,270
                                                                         ---------------     ---------------
                 Total Liabilities                                             3,078,856           2,977,201
                                                                         ---------------     ---------------

Partners' (Deficiency)                                                          (546,950)           (425,010)
                                                                         ---------------     ---------------

                Total Liabilities and Partners' (Deficiency)             $     2,531,906     $     2,552,191
                                                                         ===============     ===============


                             LAKEVIEW JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------


                                              Three Months        Three Months
                                                  Ended               Ended
                                                 March 31,           March 31,
                                                  1998                1997

Income:
     Rental                                $       81,081      $      187,098
     Interest and other income                      3,744              12,259
                                          ---------------     ---------------
     Total income                                  84,825             199,357
                                          ---------------     ---------------

Expenses:
     Property operations                           82,732              91,523
     Depreciation and amortization                 43,743               3,487
     Interest                                      51,544              73,397
     Administrative                                28,746              45,705
                                          ---------------     ---------------
     Total expenses                               206,765             214,112
                                          ---------------     ---------------

Net loss                                  $      (121,940)    $       (14,755)
                                          ===============     ===============

Allocation of net loss:

     The Partnership                       $      (19,779)    $        (2,393)
     Other Joint Venturer
                                                 (102,161)            (12,362)
                                          ---------------     ---------------

                                           $     (121,940)    $       (14,755)
                                          ===============     ===============

7.    RELATED PARTY TRANSACTIONS
      --------------------------

      Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $53,838 and $83,192 for the three months ended March 31, 1998 and 1997, respectively.

      According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the three months ended March 31, 1998 and 1997.

      Accounts payable to affiliates amounted to $1,286,513 and $3,115,423 at March 31, 1998 and 1997, respectively. The payables represent fees due and advances from the Corporate General Partner or an affiliate of the General Partners. Interest charged on accounts payable to affiliates totaled $25,923 and $90,809 for the three months ended March 31, 1998 and 1997.

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

      Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $20,394 for both the three months ended March 31, 1998 and 1997.

      --------------------------------------

      Pursuant to the terms of the Partnership Agreement, the Corporate General partner charged the Partnership for reimbursement of certain costs and expenses incurred by the Corporate General Partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses which include payroll, legal, rent, depreciation, printing, mailing, travel and communication costs related to Partnership accounting, partner communication and relations and property marketing. Accounting, communication and marketing expenses are allocated based on total assets, number of partners, and the market value of properties respectively. These charges totaled $58,617 and $59,173 for the three months ended March 31, 1998 and 1997, respectively.


8.    INCOME TAXES
      ------------

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

      The reconciliation of net loss for the three months ended March 31, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                March 31,         March 31,
                                                  1998              1997
                                                  ----              ----

Net Gain/(loss) statement of operations       $2,896,269        $   (175,720)

Add to (deduct from):
     Difference in depreciation                  (95,170)           ( 80,140)
     Gain on foreclosure                            ----               1,101
     Allowance for doubtful accounts              40,614              46,443
                                            ------------      --------------

Net loss - tax return purposes                $2,841,713       $   ( 208,316)
                                            ============      ==============

------------------------

      The reconciliation of Partners' (Deficit) as of March 31, 1998 and December 31, 1997 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                       March 31,                      December  31,
                                                         1998                             1997
                                                         ----                             ----
Partners' (Deficit) - balance sheet                 $   (1,691,374)                    $(3,383,185)
      $   (1,691,374)

Add to (deduct from):
     Accumulated difference in
     depreciation                                       (5,723,445)                     (5,628,275)
     Accumulated amortization                              382,695                         382,695
     Syndication fees                                    2,734,297                       2,734,297
     Difference in book and tax
     basis in partnership investments                     (635,737)                     (  635,737)
     Gain from fire loss                                         -                               -
     Other                                               1,420,967                       1,380,353
                                                   ---------------                 ---------------

Partners' (Deficit) - tax return purposes            $   3,895,292                 $    (5,149,852)
                                                   ===============                 ===============


PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

The Partnership continues to encounter cash flow difficulties, primarily stemming from poor cash collections, low occupancies. The General Partner and its affiliates continue to loan the Partnership funds to cover cash flow shortages, although under no obligation to do so. There continues to be no assurance that the General Partner will continue to advance funds to the Partnership. All advances are payable on demand. The Partnership did not make any distributions for the three month periods ended March 31, 1998 and 1997, and it does not envision making any future distributions until all partnership obligations are satisfied, which will most likely not occur until the sale of one or more properties in the Partnership.

Attractive incentive plans have been put in place to bring in new tenants; plans for capital improvements, such as exterior painting and repairs to woodwork, are also in place. The units destroyed by fire at Sutton Park were upgraded in hopes of commanding higher rents. The on-site personnel at this property has been successful in leasing almost all of the upgraded (i.e. re-built) units to date.

Results of Operations:
---------------------

Net income for the three month period ended March 31, 1998 amounted to $2,896,269 or $120.23 per limited partnership unit versus a net loss of $175,720 or $7.29 per limited partnership unit for the quarter ended March 31, 1997.

On a tax basis, the partnership generated a gain of $ 2,841,713or $ 117.97 per limited partnership unit for the three month period ended March 31, 1998 compared to a tax loss of $208,316 or $8.65 per unit for the three month period ended March 31, 1997.

----------------------------------

Partnership revenue for the quarter ended March 31, 1998 totaled $823,370 decreasing just over $ from the corresponding 1997 period relates to the sale of Airlanes and Creekside during the quarter, decreasing rental income.

For the three month period ended March 31, 1998, partnership expenses totaled $652,656 a decrease of $23,446 from the quarter ended March 31, 1997.

For the three month period ended March 31, 1998, the Lakeview Joint Venture generated a net loss of $121,940 For the three months ended March 31, 1997, the joint venture had a net loss of $14,755 with 16.22% of the loss, or $2,393, allocated to the minority venturer.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP IV



By:      /s/ Joseph M. Jayson                          May 20, 1998
         ------------------------------             -------------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                          May 20, 1998
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/ Michael J. Colmerauer                     May 20, 1998
         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary