Form 10-Q
period 1998-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1998-11-12
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
September 30, 1998                                           0-14386

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
             (Exact Name of Registrant as specified in its charter)


      Delaware                                        16-1245153
(State of Formation)                      (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1998 the issuer had 23,365.9 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------

                                      INDEX
                                      -----


                                                                                      PAGE NO.
                                                                                      --------
PART I:  FINANCIAL INFORMATION
------   ---------------------

                  Balance Sheets -
                           September 30, 1998 and December 31, 1997                     3

                  Statements of Operations -
                           Three Months Ended September 30, 1998 and 1997               4

                  Statements of Operations -
                           Nine Months Ended September 30, 1998 and 1997                5

                  Statements of Cash Flows -
                           Nine Months Ended September 30, 1998 and 1997                6

                  Statements of Partners' (Deficit) -
                           Nine Months Ended September 30, 1998 and 1997                7

                  Notes to Financial Statements                                        8 - 17


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
-------  FINANCIAL CONDITION & RESULTS OF
         --------------------------------
         OPERATIONS                                                                   18 - 20
         ----------

                                       -2-

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1998 and December 31, 1997
                    ----------------------------------------
                                   (Unaudited)

                                                                   September 30,             December 31,
                                                                       1998                      1997
                                                                       ----                      ----
ASSETS
------
Property, at cost:
     Land and improvements                                           $  1,077,322              $  1,722,672
     Buildings and improvements                                        16,589,007                27,450,004
     Furniture, fixtures and equipment                                  1,843,938                 2,571,795
                                                                  ----------------         -----------------
                                                                       19,510,267                31,744,471
     Less accumulated depreciation                                      8,900,433                13,950,395
                                                                  ----------------         -----------------
          Property, net                                                10,609,834                17,794,076

Escrow deposits                                                           800,535                   819,397
Interest and other receivables                                                  -                     5,829
Prepaid expenses                                                                -                   232,506
Mortgage costs, net of accumulated amortization
     of $126,042 and $475,463                                             283,739                   217,287
Other assets                                                               19,825                    19,825
                                                                  ----------------         -----------------

           Total Assets                                              $ 11,713,933              $ 19,088,920
                                                                  ================         =================


LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------
Liabilities:
     Cash overdraft                                                  $    196,060              $    526,439
     Mortgages and notes payable                                       10,749,509                17,740,913
     Accounts payable and accrued expenses                              1,234,046                 1,146,631
     Accounts payable - affiliates                                      1,691,016                 3,666,949
     Accrued interest                                                     446,681                   203,119
     Security deposits and prepaid rents                                  242,349                   421,189
                                                                  ----------------         -----------------
           Total Liabilities                                           14,559,661                23,705,240
                                                                  ----------------         -----------------

Minority interest in joint venture                                        (89,474)                  (28,677)
                                                                  ----------------         -----------------

Partners' (Deficit):
     General partners                                                    (655,666)                 (710,608)
     Limited partners                                                  (2,100,587)               (3,877,035)
                                                                  ----------------         -----------------
          Total Partners' (Deficit)                                    (2,756,254)               (4,587,643)
                                                                  ----------------         -----------------

          Total Liabilities and Partners' (Deficit)                  $ 11,713,933              $ 19,088,920
                                                                  ================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1998 and 1997
                 ----------------------------------------------
                                   (Unaudited)

                                                                           Three Months                 Three Months
                                                                              Ended                        Ended
                                                                          September 30,                September 30,
                                                                               1998                         1997
                                                                               ----                         ----
Income:
     Rental                                                                    $ 689,977                  $ 1,149,966
     Interest and other income                                                    98,195                       77,585
                                                                          ---------------              ---------------
     Total income                                                                788,172                    1,227,551
                                                                          ---------------              ---------------

Expenses:
     Property operations                                                         513,604                      673,682
     Interest:
          Paid to affiliates                                                      58,080                       88,201
          Other                                                                  200,099                      424,098
     Depreciation and amortization                                                90,874                       94,214
     Administrative:
          Paid to affiliates                                                      90,251                      127,929
          Other                                                                  150,058                      150,517
                                                                          ---------------              ---------------
     Total expenses                                                            1,102,966                    1,558,641
                                                                          ---------------              ---------------

Loss before allocated loss from joint venture                                   (314,794)                    (331,090)

Loss allocated to minority interest                                               27,495                       11,278

Gain on sale                                                                           -                            -
                                                                          ---------------              ---------------

Net loss                                                                      $ (287,299)                  $ (319,812)
                                                                          ===============              ===============

Loss per limited partnership unit                                             $   (12.33)                  $   (13.28)

Gain on sale per limited partnership unit                                              -                            -
                                                                          ---------------              ---------------

Loss per limited partnership unit                                             $   (12.33)                  $   (13.28)
                                                                          ===============              ===============


Distributions per limited partnership unit                                    $        -                   $        -
                                                                          ===============              ===============

Weighted average number of
     limited partnership units
     outstanding                                                                  23,366                       23,366
                                                                          ===============              ===============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                    Nine Months              Nine Months
                                                                       Ended                    Ended
                                                                   September 30,            September 30,
                                                                       1998                      1997
                                                                       ----                      ----
Income:
     Rental                                                           $ 2,145,038               $ 3,731,658
     Interest and other income                                            166,316                   253,925
                                                                  ----------------         -----------------
     Total income                                                       2,311,354                 3,985,583
                                                                  ----------------         -----------------

Expenses:
     Property operations                                                1,761,063                 2,120,976
     Interest:
          Paid to affiliates                                              205,223                   243,005
          Other                                                           825,376                 1,211,068
     Depreciation and amortization                                        520,249                   279,068
     Administrative:
          Paid to affiliates                                              295,213                   381,534
          Other                                                           492,971                   464,212
                                                                  ----------------         -----------------
     Total expenses                                                     4,100,095                 4,699,863
                                                                  ----------------         -----------------

Loss before allocated loss from joint venture and
     gain on sales                                                     (1,788,741)                 (714,280)

Loss allocated to minority interest                                        60,797                    14,979

Gain on sales                                                           3,559,333                         -
                                                                  ----------------         -----------------

Net income (loss)                                                     $ 1,831,389                $ (699,301)
                                                                  ================         =================

Loss per limited partnership unit before gain on sales                $    (71.73)               $   (29.03)

Gain on sales per limited partnership unit                                 147.76                         -
                                                                  ----------------         -----------------

Income (loss) per limited partnership unit                            $     76.03                $   (29.03)
                                                                  ================         =================


Distributions per limited partnership unit                            $         -                $        -
                                                                  ================         =================

Weighted average number of
     limited partnership units
     outstanding                                                           23,366                    23,366
                                                                  ================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)



                                                                General                        Limited Partners
                                                               Partners
                                                                Amount                 Units                   Amount
                                                                ------                 -----                   ------
Balance, January 1, 1997                                          $ (669,203)              23,366             $ (2,538,262)

Net loss                                                             (20,979)                   -                 (678,322)
                                                           ------------------      ---------------        -----------------

Balance, September 30, 1997                                       $ (690,182)              23,366             $ (3,216,584)
                                                           ==================      ===============        =================




Balance, January 1, 1998                                          $ (710,608)              23,366             $ (3,877,035)

Net loss                                                              54,942                    -                1,776,448
                                                           ------------------      ---------------        -----------------

Balance, September 30, 1998                                       $ (655,666)              23,366             $ (2,100,587)
                                                           ==================      ===============        =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                    Nine Months              Nine Months
                                                                       Ended                    Ended
                                                                   September 30,            September 30,
                                                                       1998                      1997
                                                                       ----                      ----
Cash flow from operating activities:
     Net income (loss)                                                $ 1,831,389                $ (699,301)

Adjustments to reconcile net income (loss) to net
     cash (used in) operating activities:
     Depreciation and amortization                                        520,249                   279,068
     Loss allocated to minority interest                                  (60,797)                  (14,979)
     Extraordinary gains                                               (3,559,333)                        -
Changes in operating assets and liabilities:
     Escrow deposits                                                       18,862                  (134,083)
     Interest and other receivables                                         5,829                     2,731
     Prepaid expenses                                                     232,506                    71,810
     Prepaid commissions                                                        -                   (33,829)
     Other assets                                                               -                   (15,470)
     Accounts payable and accrued expenses                                 87,415                   173,326
     Accrued interest                                                     243,562                   130,831
     Security deposits and prepaid rent                                  (178,840)                   59,162
                                                                  ----------------         -----------------
Net cash (used in) operating activities                                  (859,158)                 (180,734)
                                                                  ----------------         -----------------

Cash flow from investing activities:
     Capital dispositions (expenditures)                                9,873,904                  (208,145)
                                                                  ----------------         -----------------
     Net cash provided by (used in) investing activities                9,873,904                  (208,145)
                                                                  ----------------         -----------------

Cash flows from financing activities:
     Mortgage costs                                                       282,970                    (5,287)
     Cash overdraft                                                      (330,379)                  237,965
     Accounts payable - affiliates                                     (1,975,933)                  361,456
     Principal payments on mortgages and notes                         (6,991,404)                 (205,255)
                                                                  ----------------         -----------------
Net cash (used in) provided by financing activities                    (9,014,746)                  388,879
                                                                  ----------------         -----------------

Increase (decrease) in cash                                                     -                         -

Cash - beginning of period                                                      -                         -
                                                                  ----------------         -----------------

Cash - end of period                                                    $       -               $         -
                                                                  ================         =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                             $ 581,814               $ 1,080,237
                                                                  ================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

1.   GENERAL PARTNERS' DISCLOSURE
     ----------------------------

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership IV, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1998 and 1997, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

     In December 1985, the Partnership acquired a 288 unit apartment complex (Woodbridge Manor, formerly Sutton Park) located in Lansing, Michigan for a purchase price of $7,252,858, which included $588,716 in acquisition fees.

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

     In December 1986, the Partnership acquired a 215 unit apartment complex (Andover Park, formerly Willow Creek) located in Greenville, South Carolina, for a purchase price of $5,040,560, which included $477,987 in acquisition fees.

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

5.   MORTGAGES AND NOTES PAYABLE
     ---------------------------

     The Partnership has the following mortgages and notes payable:

     Lakeview
     --------

     In January 1996, the Partnership refinanced the mortgage. The refinanced mortgage, with a balance of $2,481,746 and $2,490,369 at September 30, 1998 and 1997 respectively, provides for annual principal and interest payments at 8.25% payable in equal monthly installments of $232,924. The term of the mortgage is ten years with the remaining balance due and payable on February 1, 2006. As a result of the Partnership's failure to make regular principal and interest payments, the property was placed in receivership in early 1998.

     Woodbridge Manor (formerly Sutton Park)
     --------------------------------------

     The property was refinanced January 11, 1996 with an 8% mortgage for $3,400,000, and an unsecured $50,000 promissory note. The new mortgage provides for annual principal and interest payments of $306,168 in equal monthly installments. The balance outstanding at September 30, 1998 and 1997 was $3,302,288 and $3,352,465 respectively. The term of the mortgage is 10 years with the remaining balance due and payable on February 1, 2006. The promissory note provides for monthly principal payments of $2,083 plus interest accruing at the lenders reference rate plus 2% (total of 10.50% at September 30, 1997). At September 30, 1998 and 1997, the outstanding balance was $0 and $10,423, respectively.

     Airlanes I & III
     ----------------

     A 7.625% mortgage with a balance of $3,448,282 at September 30, 1997, which provided for annual principal and interest payments of $369,783 payable in equal monthly installments, with the remaining balance due January 1, 1999. This property was sold in February 1998 and the mortgage was paid in full.

     Creekside
     ---------

     An adjustable rate mortgage with an outstanding principal balance of $3,613,360 at September 30, 1997. The interest rate is adjustable quarterly to a maximum rate of 13.5% and a minimum rate of 7% (7.11% at September 30, 1997). The mortgage was payable monthly in amounts which vary with the interest rate. Monthly payments at June 30, 1997 based on 7.01% interest rate were $27,671.90. The balance of the mortgage was due and payable March 31, 1998. The Partnership sold this property in March 1998 and the mortgage was paid in full.

     --------------------------------------

     Andover Park (formerly Willow Creek)
     -----------------------------------

     A mortgage with a balance of $3,948,450 at September 30, 1998. The mortgage has a two-year term with a variable interest rate set at a rate equivalent to 300 basis points over the thirty-day LIBOR rate (8.6875% at September 30, 1998). The loan may at any time during the two years be converted to a thirty year fixed mortgage.

     A 9.25% mortgage with an original balance of $4,080,000 which provides for annual principal and interest payments of $393,023 payable in equal monthly installments with the remaining balance of $3,929, 432 due on September 1, 1996; the maturity was then extended to March 1, 1997. The balance as of September 30, 1997 was $3,895,895. This mortgage was refinanced in June 1998 and paid off in full.

     Evergreen Terrace
     -----------------

     An adjustable rate mortgage with a balance at September 30, 1998 and 1997 of $1,009,005 and $1,011,763, respectively. The interest rate is adjustable annually to a maximum rate of 15% during the first five years of the loan term and 17% for the remaining life of the loan with a minimum rate of 9%. The mortgage is payable monthly in amounts which vary with the interest rate. The balance of the mortgage was due and payable May 24, 1998. As a result of the Partnership's failure to make regular principal and interest payments, the property was placed in receivership in October 1997. There is a pending foreclosure action with respect to the property. Management was given until September 1998 to either pay off the mortgage or sell the property, or the mortgagor will foreclose on the property. Foreclosure proceedings have been initiated by the lender; at September 30, 1998, no gain or loss on foreclosure has been recorded and the property has not been written off.

     Chapelwood Estates (formerly Cedar Court)
     ----------------------------------------

     A 9.25% mortgage with a balance of $894,551 at September 30, 1997, which provided for annual principal and interest payments of $89,586 payable in equal monthly installments with remaining balance of $895,117 due September 1, 1996. The property was foreclosed on during 1997 and is no longer owned by the Partnership. The foreclosure resulted in a gain for financial statement purposes of $150,771.

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

     A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                                1998
                                                ----

     Balance, January 1                     $  ( 28,677)
     Allocated Loss                            ( 60,797)
                                            ------------
     Balance, September 30                  $  ( 89,474)
                                            ============

7.   RELATED PARTY TRANSACTIONS
     --------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $130,488 and $209,648 for the nine months ended September 30, 1998 and 1997, respectively.

     The Partnership entered into a management agreement with an unrelated third party for the management of Airlane I and III on August 15, 1986. The agreement provided for the payment of a management fee equal to 4% of monthly gross rental income. An affiliate of the General Partners' also received a management fee of 2% of monthly gross rental income. This property was sold during the first quarter of 1998 and the management agreement was thereafter terminated.

     According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the nine months ended September 30, 1998 and 1997.

     Accounts payable to affiliates amounted to $1,691,016 and $3,529,210 at September 30, 1998 and 1997, respectively. The payable represents fees due and advances from the Corporate General Partner or an affiliate of the General Partners. Interest charged on accounts payable to affiliates totaled $205,223 and $243,005 for the nine months ended September 30, 1998 and 1997.

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

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $8,550 and $9,900 for the nine months ended September 30, 1998 and 1997, respectively.

     -------------------------------------

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

     The reconciliation of net income (loss) for the nine months ended September 30, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                      September 30,              September 30,
                                                         1998                        1997
                                                         ----                        ----
Net income (loss) - statement of operations          $  1,831,389                $   (699,301)

Add to (deduct from):
     Difference in depreciation                          (200,787)                   (240,420)
     Gain on sale of property                                   -                       3,303
     Allowance for doubtful accounts                      230,000                     139,329
                                                     -------------              --------------

Net income (loss) - tax return purposes              $  1,860,602                $   (797,089)
                                                     =============              ==============

     ------------------------

     The reconciliation of Partners' (Deficit) as of September 30, 1998 and December 31, 1997 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                        September 30,             December 31,
                                                           1998                      1997
                                                           ----                      ----
Partners' (Deficit) - balance sheet                  $   (2,756,254)             $   (4,587,643)

Add to (deduct from):
     Accumulated difference in
     depreciation                                        (6,016,637)                 (5,815,850)
     Accumulated amortization                               382,695                     382,695
     Syndication fees                                     2,734,297                   2,734,297
     Difference in book and tax
     basis in partnership investments                   (   635,737)                 (  635,737)
     Gain from fire loss                                (   706,158)                 (  706,158)
     Gain on foreclosure                                    212,573                     212,573
     Other                                                1,870,291                   1,640,291
                                                     --------------             ---------------

Partners' (Deficit) - tax return purposes            $  ( 4,914,930)             $   (6,775,532)
                                                     ==============             ===============

PART II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

The General Partner continues to fund the Partnership's shortfalls in cash flow, although under no obligation to do so. Such advances to the Partnership are considered payable on demand to the General Partner, and at this point in time, there is no assurance that these advances will continue. The Partnership did not make any distributions during either of the first three quarters of 1998 or 1997, and is not likely to make any in the future until all Partnership obligations are satisfied and the General Partner is reimbursed for the advances it has made to the Partnership.

The General Partner continues its efforts to locate a buyer for the properties in this Partnership as it is felt that the sale of the properties is in the best interests of the Limited Partners. Until such time as the properties are sold, it is highly unlikely that the Limited Partners will receive any return of their investments. Management is also aggressively seeking refinancing for several of the properties in an effort to decrease the interest rates currently being paid; such a decrease will result in lower monthly payments, thus increasing cash flow. The General Partner was successful in refinancing the Andover Park Apartment Building (formerly Willow Creek) in Greenville, South Carolina at the end of June 1998. This refinancing was deemed crucial as the lender was threatening foreclosure if the mortgage was not paid in full by June 30, 1998.

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

Management continues to be threatened with foreclosure on both Evergreen Terrace Apartments located in Lansing, Michigan and Lakeview Apartments located in Milwaukee, Wisconsin. At this date it is felt that the General Partner will be unable to prevent the loss of Evergreen Terrace. Management does however feel it has an interested buyer for Lakeview Village in which case a foreclosure would be avoided.

Results of Operations:
---------------------

Net loss for the three month period ended September 30, 1998 amounted to $287,299 or $12.33 per limited partnership unit versus a net loss for the three month period ended September 30, 1997 of $319,812 or $13.28 per limited partnership unit. For the nine month period ended September 30, 1998, the net income amounted to $1,831,389 or $76.03 per limited partnership unit, versus a net loss of $699,301 or $29.03 per limited partnership unit for the nine month period ended September 30, 1997. The net income generated during the nine month period ended September 30, 1998 was due to the gain resulting from the sales of Airlanes and Creekside which amounted to $3,559,333. Without such gain, the Partnership incurred a net loss of $1,788,741 or $71.73 per limited partnership unit for the nine months ended September 30, 1998.

On a tax basis, the Partnership generated income of $1,860,602 or $77.24 per limited partnership unit for the nine month period ended September 30, 1998 versus a tax loss of $797,089 or $33.09 per limited partnership unit for the nine month period ended September 30, 1997. Again, without considering the gain on sale, the tax basis loss which would have been reported for the first nine months of 1998 was approximately $1,698,731 or $70.52 per limited partnership unit.

Partnership revenue for the quarter ended September 30, 1998 totaled $788,172, a decrease of almost $440,000 from the same period in 1997. For the nine month period ended September 30, 1998 total income decreased by $1,674,229 from the corresponding period in 1997; total income for the nine months ended September 30, 1998 and 1997 was $2,311,354 and $3,985,583, respectively. Rental income for the nine month period ended September 30, 1998, totaled $2,145,038, a decrease of just over $1,580,600 over the same time period in 1997. All the above decreases are primarily related to the sales of Airlanes Office/Warehouse Building in February 1998 and Creekside Apartments during March 1998 (i.e., there are two less complexes in the Partnership generating revenue). The decrease is also attributable to extremely low occupancy at Lakeview, which averaged under 60% and Evergreen Terrace, both properties which are in receivership at September 30, 1998. Also contributing to the decline in revenues are continued increased delinquencies at several of the complexes, primarily Woodbridge Manor (formerly Sutton Park) Apartments located in Lansing, Michigan.

----------------------------------

For the three month period ended September 30, 1998, the Partnership expenses totaled $1,102,966, a decrease of approximately $456,000 from the quarter ended September 30, 1997. For the nine months ended September 30, 1998, the Partnership expenses totaled $4,100,095, decreasing almost $600,000 from the same nine month period in the previous year. Property operations costs remain high, even with the disposal of two properties, due to management's plans to physically improve the properties in an effort to make them more attractive to potential renters. Payroll and associated costs and repairs and maintenance expenses saw large increases between the two nine month periods, and it is management's expectation that such costs will continue to be relatively high through the remaining months of 1998 due to necessary capital improvement work at the properties. Several of the residential complexes in this Partnership are currently undergoing much needed capital improvement and "fix-up" work, specifically in the replacement of carpeting and appliances and both interior and exterior painting. As was noted in the previous quarter, depreciation and amortization increased dramatically between the nine months ended September 30, 1998 and 1997. The increase was due to two factors: 1) accounting pronouncements resulted in the ceasing of depreciation on several properties in 1997 due to existing sales contracts, which were either subsequently canceled or acted upon; and 2) additional amortization taken on fees paid to extend the Andover Park (formerly Willow Creek) mortgage and hold off on a pending foreclosure; this mortgage was subsequently paid in full when a new mortgage was negotiated. Administrative costs also remained relatively high due to increased brokerage fees incurred and being accrued as a result of management's increased efforts to sell the properties in this partnership.

Again, management continues to put forth great effort to control and manage the Partnership's expenses while also focusing heavily on both increasing occupancies and improving collections in those complexes that are struggling financially, such as Woodbridge Manor (formerly Sutton Park).

For the nine month period ended September 30, 1998, the Lakeview Joint Venture generated net loss of $374,830, with $60,797 of the loss allocated to the minority venturer. For the nine months ended September 30, 1997, the joint venture had a net loss of $92,348 with $14,979 of the loss allocated to the minority venturer. This property is being managed by a receiver appointed by the mortgagor. The property continues to suffer from low occupancy, a large portion of which is deemed to be attributable to changing economic and social structure of the surrounding neighborhood.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP IV



By:      /s/ Joseph M. Jayson                               11/10/98
         -------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner


         /s/ Joseph M. Jayson                               11/10/98
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/ Michael J. Colmerauer                          11/10/98
         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary