Form 10-K
period 1998-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1999-07-06
CIK 763698

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

        (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the Fiscal Year Ended December 31, 1998

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

        The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. As of December 31, 1998, the Partnership owns two (2) apartment complexes totaling 503 units. Each Partnership property is located in a relatively stable community with a solid base from which to draw residents. There remains however, strong competition from other complexes in the respective areas. See also item 7. Each of the apartment complexes are managed for the Partnership by Realmark Corporation, an affiliate of the General Partners.

        The business of the Partnership is not seasonal. As of December 31, 1998, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1998 were employees of the Corporate General Partner or its affiliates.

        The Registrant's objectives are to acquire, operate and hold existing income-producing properties to (1) provide long-term capital appreciation, (2) provide cash distributions from operations, (3) provide investors with a diversified real estate portfolio, and (4) preserve and protect Partnership capital.

        Occupancy for each complex as of December 31, 1998, 1997 and 1996 was as follows:

                                                  1998         1997       1996
                                                  ----         ----       ----

        Woodbridge Manor Apartments               68%           77%        85%
        Creekside Apartments                       *            88%        90%
        Andover Park Apartments                   81%           87%        92%
        Evergreen Terrace Apartments              **            89%        92%
Chapelwood Estates                                 -             -         75%
          Airlane Office Warehouse                 *            90%        97%
        Lakeview Apartments (Joint Venture)        *            49%        82%


*  This property was sold during 1998.

** The mortgagor put this property into receivership during 1998 and foreclosed on the property in November 1998. No year-end occupancy is available.

ITEM 1:  BUSINESS (Con't.)
-------  -----------------

        The percentage of total Partnership revenue generated from each complex as of December 31, 1998, 1997 and 1996 was as follows:

                                                 1998          1997        1996
                                                 ----          ----        ----

        Woodbridge Manor Apartments               41%           25%         24%
        Creekside Apartments                       7%           22%         21%
        Andover Park Apartments                   31%           17%         18%
        Evergreen Terrace Apartments               8%            6%          6%
        Chapelwood Estates                         -             2%          4%
        Airlane Office Warehouse                   3%           15%          14%
        Lakeview Apartments (Joint Venture)       10%           13%          13%

        This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Such forward-looking statements are contained in Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements.


ITEM 2: PROPERTIES
------------------

Name and Location                   General Character of Property                   Purchase Date
-----------------                   -----------------------------                   -------------
Lakeview Village Apts.              Property was sold in December 1998.
Joint Venture
Milwaukee, WI

Woodbridge Manor Apts.              Apartment complex; 12 buildings on 23            December 1985
(formerly Sutton                    acres; 288 units.  An 8% mortgage with a
Park Apts.)                         balance of $3,291,726 at December 31,
Lansing, MI                         1998, which provides for annual principal
                                    and interest payments of $306,168 in equal
                                    monthly installments. The term of the
                                    mortgage is ten (10) years with the
                                    remaining balance due and payable on
                                    February 1, 2006.

Airlane I & III                     Property was sold in February 1998.
Nashville, TN

Evergreen Terrace Apts.             Foreclosed on in November 1998.
(formerly Sunset Hills
Apts.)
Lansing, MI



ITEM 2: PROPERTIES  (Con't.)
------------------  --------

Name and Location            General Character of Property                           Purchase Date
-----------------            -----------------------------                           -------------

Andover Park Apts.           Apartment complex; 18 buildings on 12.4                 December 1986
(formerly Willow             acres; 215 units.  The property's mortgage
Creek Apts.)                 was refinanced in June 1998 with a variable
Greenville, SC               rate (equal to the LIBOR rate plus 300 basis points),
                             mortgage with a balance of $3,950,000 at December
                             31, 1998, which provides for monthly interest only
                             payments until maturity. The term of the mortgage
                             is two (2) years with the remaining balance due and payable on July 25, 2000.



Creekside Apts.              Property was sold in March 1998.
(formerly Bretton Park
Phase I and II)
Flat Rock, MI

ITEM 3: LEGAL PROCEEDINGS
-------------------------

        The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings that would impact the future financial position and operations of the Partnership.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

               None.


                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.
----------------------------------------------------------------------

        There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

        The Partnership did not make any distributions for the years ended December 31, 1998, 1997 or 1996. See also Item 6.

        As of December 31, 1998, there were 2,496 record holders of units of Limited Partnership Interest.


ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

                                               Realmark Properties Investors Limited Partnership-IV
                                               ----------------------------------------------------

                                  Year Ended         Year Ended          Year Ended       Year Ended       Year Ended
                                 Dec. 31, 1998      Dec. 31, 1997      Dec. 31, 1996    Dec. 31, 1995     Dec. 31, 1994
                                 ----------------------------------------------------------------------------------------
Total assets                       $ 8,385,069       $ 19,088,920        $ 20,488,126      $ 19,982,793     $ 21,439,199
                                 ==============      =============      ==============    ==============   ==============

Notes payable and
  long-term obligations            $ 7,241,726       $ 17,740,913        $ 18,939,324      $ 19,414,288     $ 19,881,483
                                 ==============      =============      ==============    ==============   ==============

-------------------------------------------------------------------------------------------------------------------------

Income                             $ 3,005,495        $ 5,177,463         $ 5,536,412       $ 5,753,559      $ 5,062,606

Expenses                             5,067,279          6,755,566           6,759,234         7,225,672        7,020,306
                                 --------------      -------------      --------------    --------------   --------------

Loss before loss allocated
  to minority interest, gain on
  sale of properties, and
  extraordinary items               (2,061,784)        (1,578,103)         (1,222,822)       (1,472,113)      (1,957,700)

Loss allocated to
  minority interest                      8,277             47,154              36,106            42,625           51,247

Gain on sale of properties           3,509,473                  -                   -                 -                -

Extraordinary items                    477,871            150,771           1,501,158                 -                -
                                 --------------      -------------      --------------    --------------   --------------


Net income (loss)                  $ 1,933,837       $ (1,380,178)          $ 314,442      $ (1,429,488)    $ (1,906,453)
                                 ==============      =============      ==============    ==============   ==============

-----------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided
  by operating activities         $ (2,654,306)         $ 388,408          $ (984,095)       $ (875,686)      $ (460,660)

Principal payments on
  long-term debt                   (10,761,617)          (303,860)         (5,658,964)         (467,195)        (266,817)

Proceeds from refinancing            3,950,000                  -                   -                 -                -

Principal payments at refinancing   (3,434,411)                 -                   -                 -                -
                                 --------------      -------------      --------------    --------------   --------------

Net cash (used in) provided
  by operating activities
  plus proceeds less principal
  payments on on long-term debt   $(12,900,334)          $ 84,548        $ (6,643,059)     $ (1,342,881)      $ (727,477)
                                 ==============      =============      ==============    ==============   ==============

-----------------------------------------------------------------------------------------------------------------------------

Income (loss) per limited
  partnership unit before
  extraordinary gains               $    54.53        $    (63.55)        $    (49.26)      $    (59.34)     $    (79.14)

Extraordinary gains per
  limited partnership unit               20.45               6.26               62.32                 -                -
                                 --------------      -------------      --------------    --------------   --------------

Income (loss) per limited
  partnership unit                  $    74.98        $    (57.29)         $    13.06       $    (59.34)     $    (79.14)
                                 ==============      =============      ==============    ==============   ==============


Weighted average number
  of limited partnership
  units outstanding                     23,366             23,366              23,366            23,366           23,366
                                 ==============      =============      ==============    ==============   ==============

-----------------------------------------------------------------------------------------------------------------------------

                                        5

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
--------------------------------

        The Partnership continues to incur cash flow deficits (excluding gains from property sales and extraordinary gains) and large losses from operations as has been noted in prior years. The Corporate General Partner and its affiliates have regularly advanced funds and/or not taken payment of fees otherwise entitled to whenever it was necessary to cover its shortfalls. The Corporate General Partner is under no obligation to make advances, and there is no assurance that such advances will continue. As of December 31, 1998, the Corporate General Partner (and affiliate) advances totaled $2,780,685, all of which is payable on demand and accruing interest at 11% per annum. Due to the operating shortfalls, the Partnership did not make any distributions in the years ended December 31, 1998, 1997 and 1996. Until such time as the Partnership can satisfy its obligations and repay the Corporate General Partner and affiliate advances, which is not expected to happen prior to the sale of the remaining properties in the Partnership, no distributions are anticipated.

        Management was successful in negotiating sales contracts on Airlanes Office/Warehouse, the Creekside Apartments and Lakeview Village Apartments,. The Airlanes Office/Warehouse Building(s) sold on February 12, 1998 for a sales price of $4,700,000, while the Creekside Apartments sold on March 18, 1998 for $5,075,000. The Lakeview Village Apartments were sold on December 29, 1998 for a sales price of $3,400,000. These sales were felt to be in the best interests of the Limited Partners. The sales resulted in a total gain for financial statement purposes totaling $3,509,473. In addition, the sale of the Lakeview Village Apartments resulted in an extraordinary gain from extinguishment of debt which amounted to $253,159 as the lender forgave a portion of the mortgage and/or accrued interest on the debt.

        During 1998, Evergreen Apartments, located in Lansing, Michigan, was foreclosed on by the lender. The property was in default of its mortgage and management felt it was in the best interests of the Limited Partners to give this property back to the bank. As a result of the foreclosure, the bank took back the building and any personal property which the mortgage was secured by, they kept all escrow account balances and other deposits which were in their possession, and they forgave the mortgage and any accrued interest. The foreclosure resulted in an extraordinary gain of $224,712 for the year ended December 31, 1998.

        Management has once again implemented a corrective action plan in response to the going concern consideration discussed in Note 12. These plans include the closer monitoring of expenses such as payroll and maintenance, which have typically been the expenses that have increased from year to year. Management, however, realizes that with the physical improvements needed at the properties, cutting expenses drastically is not very likely. More attention has to be centered on increasing revenues. Management must decrease vacancies and improve on its collection policies. This will be a major area of focus in the coming year. Management's plans also include increased efforts to sell the two remaining properties in the Partnership. Marketing efforts will include advertising in national newspapers, such as The Wall Street Journal, and mailing of sales packages and follow-up telephone calls to brokers. Management has received offers on these properties, but either the offers have been lower than what management feels the properties are worth in the current marketplace or the sales were subject to a number of contingencies and were eventually canceled by the buyer.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS (Con't.)
        ----------------------

Liquidity and Capital Resources (Con't.):
-----------------------------------------

        Although at December 31, 1998 the Partnership was not in compliance with certain debt covenants, the General Partner(s) have been in contact with the lender(s) and have informed them of the covenants which they are not in compliance with. After discussing this issue with the lender(s), the General Partners do not expect there to be any material adverse repercussions from the lack of compliance.

        The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is expected to take three months. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by September 30, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.

Results of Operations:
----------------------

        For the year ended December 31, 1998, the Partnership had net income of $1,933,837 or $74.98 per limited partnership unit. This Partnership had income from extraordinary gains due to the foreclosure on Evergreen Terrace Apartments by the mortgagee totaling $224,712 and from debt forgiveness totaling $253,159. Additionally, the Partnership sold three properties during 1998 resulting in a gain for financial statement purposes totaling $3,509,473. Before such gains, the loss incurred by the Partnership was $2,053,507 or $85.25 per limited partnership unit. For the year ended December 31, 1997, the Partnership incurred a net loss totaling $1,380,178; extraordinary income resulting from the foreclosure on Chapelwood Estates Apartments totaled $150,771 in 1997. For the year ended December 31, 1996, net income of $314,442 was recorded. Such income included extraordinary gains totaling $1,501,158 from extinguishment of debt by one of the lenders on the Sutton Park Apartments totaling $795,000 and from a fire at the Sutton Park Apartments which resulted in property destruction estimated at a net book value of $170,235, but for which insurance proceeds totaling $876,393 were received, resulting in a gain of $706,158.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS (Con't.)
        ----------------------

Results of Operations (Con't.):
-------------------------------

        Partnership revenues for the year ended December 31, 1998 totaled $3,005,495, consisting of rental income of $2,766,367 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $239,128. Rental income for the years ended December 31, 1997 and 1996 totaled $4,861,019 and $5,163,212, respectively. The primary reason for the decrease in total revenue when comparing the year ended December 31, 1998 to both 1997 and 1996 is that the Partnership sold two properties (one residential and one commercial property) at the beginning of 1998 which reported income for the full years of 1997 and 1996 (i.e., in 1997 these properties reported rental income of approximately $1,911,000 and other income of approximately $108,000; in 1996 these properties reported rental income of approximately $1,863,000 and other income of approximately $86,000). The decrease in rental revenue from that of the previous two years is also evidence of low occupancy levels at those residential properties in the Partnership throughout much of 1998. Occupancies at the two properties remaining in the Partnership at December 31, 1998 decreased significantly when compared to those of the two previous years, with the most significant decreases occurring when compared to 1996. Additionally, occupancies at Lakeview Apartments, which was sold in December 1998, and Evergreen Apartments, which was foreclosed on by the lender in November 1998, were extremely low up until the time of their disposal(s). As an example, Lakeview's occupancy dropped to approximately 60% just prior to its sale. In order to increase occupancies, management continued to offer incentive programs throughout the year. The other significant cause of the decrease in revenues was a large increase in bad debts at Woodbridge Manor Apartments (formerly Sutton Park Apartments) and Andover Park Apartments (formerly Willow Creek Apartments). Increasing occupancy, as well as decreasing delinquencies, continues to be the major focus of management. Tighter credit policies and attractive incentive programs will be management's means of reaching the income levels needed to improve the cash flow in the Partnership.

        Partnership expenses for the year ended December 31, 1998 totaled $5,067,279, a decrease over the expenses of the years ended December 31, 1997 and 1996 when expenses totaled $6,755,566 and $6,759,234, respectively. Once again, the primary reason for the decrease in total expenses is attributed to there being less properties reporting expenses in the Partnership. For the years ended December 31, 1997 and 1996, expenses related to the two properties which were sold at the beginning of 1998 (i.e., Creekside Apartments and Airlanes Office/Warehouse) totaled approximately $2,130,000 and $2,016,000, respectively. The majority of the remaining decrease is attributable to a large decrease in depreciation expense. No depreciation was taken during the year ended December 31, 1998 since the properties were considered to be "held for sale" (see Note 3 to the financial statements). Other administrative operations expenses increased even though the Partnership had less properties in 1998 as compared to the two previous years. A large portion of this increase is attributable to higher advertising and legal expenses. The advertising is a direct result of the decrease in occupancy, while the increase in legal expense is related to the increased delinquencies.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS (Con't.)
        ----------------------


Results of Operations (Con't.):
-------------------------------

        The Partnership expects to continue incurring higher than "normal" property operations expenses in the near future as a considerable amount of capital improvement work is still necessary to make the remaining properties more attractive to new tenants. The work planned includes interior and exterior painting and woodwork, replacing of carpeting and appliances at several of the complexes, and structural work such as repairs to roofs and decks/patios. Although this work is necessary in order to increase rental revenue(s) generated in the Partnership, management continues to keep in mind that expenditures must be closely monitored so as not to worsen the cash flow situation of the Partnership.

        For the year ended December 31, 1998, the tax basis income was $3,048,632 or $126.56 per limited partnership unit compared to a tax loss of $1,127,838 or $46.82 per unit for the year ended December 31, 1997 and a tax loss of $522,104 or $21.67 per limited partnership unit for the year ended December 31, 1996. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the year ended December 31, 1998 was allocated in this fashion.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

        The Partnership does not have investments in instruments which are subject to market risk (e.g., derivatives, options or other interest sensitive instruments).

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

        Listed under Item 14 of the report.



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------

        None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

        The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1999, are listed below. Each director is subject to election on an annual basis.

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

Michael J. Colmerauer               Secretary                                  N/A

        Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

        The Director and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

        Joseph M. Jayson, age 60, is Chairman and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is President and Director of Realmark Corporation and Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been engaged in the real estate business for the last 36 years and is a Certified Property manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 36 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways, in forming over 30 real estate related limited partnerships. For the past seventeen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

        Judith P. Jayson, age 59, is currently Vice-President and Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 27 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

        Michael J. Colmerauer, 40, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 15 years.


ITEM 11:  EXECUTIVE COMPENSATION.
--------  -----------------------

        No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1998, 1997 or 1996; nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor for the years ended December 31, 1998, 1997 or 1996.

        The following table sets forth for the years ended December 31, 1998, 1997 and 1996 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:

      Entity Receiving                   Type of
        Compensation                  Compensation               1998             1997             1996
        ------------                  ------------               ----             ----             ----
Realmark Properties, Inc.
(The Corporate
General Partner)              Interest charged on
                                 accounts payable -
                                 affiliates                     $ 268,880         $ 306,514       $ 281,944
                                                             -------------    --------------    ------------

                              Reimbursement for
                              allocated partnership
                              operational expenses:
                                 Investor Service Expenses         15,090            16,031          14,275
                                 Brokerage Expense                 27,202            36,235          24,200
                                 Portfolio Management
                                    & Accounting Expenses         133,093           197,401         193,548


Realmark Corporation          Property Management Fees            129,086           264,396         280,167
                              Computer Service Charges              9,942            20,394          20,394
                                                             ------------     --------------    ------------
                                                                  314,413           534,457         532,584
                                                             ------------     --------------    ------------

                              Total                             $ 583,293         $ 840,971       $ 814,528
                                                             =============    ==============    ============

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

        The General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions have not been met no fees have been recorded or paid on the sale of the Gold Key II apartment complex in 1990 and the Airlane Office Warehouse, Creekside Apartments, and Lakeview Village Apartments in 1998.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

        No person owns of record or beneficially more than five percent (5%) of the units of Limited Partnership Interests of the Partnership. Except for the General Partner's Interest in the Partnership ($3,000 initial capital contribution), the General Partners, as of December 31, 1998, owned no units of Limited Partnership Interest.

Affiliates of the General Partners own of record or beneficially 23.1 units of Limited Partnership Interest constituting approximately .10% of the total Partnership Interest.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
--------  -----------------------------------------------


        (a)    Transactions with Management and Others.
               ---------------------------------------

        During 1998, no transactions occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in
Note 6 to the Financial Statements.


ITEM 14:      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
--------      ------------------------------------------------------------------

        (a)    Financial Statements and Schedules
               ----------------------------------

               FINANCIAL STATEMENTS                                                   PAGE
               --------------------                                                   ----
               (i)    Independent Auditors' Report                                      14
               (ii)   Balance Sheets at December 31, 1998 and 1997                      15
               (iii)  Statements of Operations for the years ended
                         December 31, 1998, 1997 and 1996                               16
               (iv)   Statements of Partners' Deficit for the
                         years ended December 31, 1998, 1997 and 1996                   17
               (v)    Statements of Cash Flows for the years ended
                         December 31, 1998, 1997 and 1996                               18
               (vi)   Notes to Financial Statements                                  19 - 31

               FINANCIAL STATEMENT SCHEDULES
               -----------------------------

               (i)    Schedule III - Real Estate and Accumulated Depreciation        32 - 33

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


        27.    Financial Data Schedule

               (a)Schedule is included herewith.

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership-IV:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-IV as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-IV at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 12 to the financial statements, the Partnership's recurring losses, continuing cash flow deficiencies and partners' deficit, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 12. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


Buffalo, New York

June 16, 1999


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


Assets                                                                                        1998                 1997
------
                                                                                        -----------------     ----------------
Property, at cost (including assets held for sale, see Note 3):
  Land                                                                                         $ 626,300          $ 1,722,672
  Buildings and improvements                                                                  11,385,396           27,450,004
  Furniture, fixtures and equipment                                                            1,237,500            2,571,795
                                                                                        -----------------     ----------------
                                                                                              13,249,196           31,744,471
  Less accumulated depreciation                                                                5,598,075           13,950,395
                                                                                        -----------------     ----------------
      Property, Net                                                                            7,651,121           17,794,076

Cash                                                                                              29,981                    -
Escrow deposits                                                                                  437,505              819,397
Interest and other receivables                                                                         -                5,829
Prepaid expenses                                                                                  69,613              232,506
Mortgage costs, net of accumulated amortization
  of $69,127 in 1998 and $475,463 in 1997                                                        182,879              217,287
Other assets                                                                                      13,970               19,825
                                                                                        -----------------     ----------------

           Total Assets                                                                      $ 8,385,069         $ 19,088,920
                                                                                        =================     ================


Liabilities and Partners' Deficit
---------------------------------

Liabilities:
  Mortgages and note payable                                                                 $ 7,241,726         $ 17,740,913
  Notes payable - other                                                                          208,331                    -
  Cash overdraft                                                                                       -              526,439
  Accounts payable and accrued expenses                                                          670,189            1,146,631
  Accounts payable - affiliates                                                                2,780,685            3,666,949
  Interest payable                                                                                27,781              203,119
  Security deposits and prepaid rents                                                            147,117              421,189
                                                                                        -----------------     ----------------
           Total liabilities                                                                  11,075,829           23,705,240
                                                                                        -----------------     ----------------

Minority interest in joint venture                                                               (36,954)             (28,677)
                                                                                        -----------------     ----------------

Partners' deficit:
  General partners                                                                              (528,652)            (710,608)
  Limited partners                                                                            (2,125,154)          (3,877,035)
                                                                                        -----------------     ----------------
           Total Partners' deficit                                                            (2,653,806)          (4,587,643)
                                                                                        -----------------     ----------------

           Total Liabilities and Partners' Deficit                                           $ 8,385,069         $ 19,088,920
                                                                                        =================     ================

                        See notes to financial statements


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


                                                                          1998                 1997                 1996
                                                                    ----------------     ----------------     ----------------
Income:
  Rental                                                                $ 2,766,367          $ 4,861,019          $ 5,163,212
  Interest and other                                                        239,128              316,444              373,200
                                                                    ----------------     ----------------     ----------------
  Total income                                                            3,005,495            5,177,463            5,536,412
                                                                    ----------------     ----------------     ----------------

Expenses:
  Property operations                                                     2,142,224            2,890,229            2,737,139
  Interest:
    To affiliates                                                           268,880              306,514              281,944
    Other                                                                 1,510,108            1,536,158            1,587,480
  Depreciation and amortization                                             211,127              927,860              902,222
  Administrative:
    To affiliates                                                           314,413              534,457              532,584
    Other                                                                   620,527              560,348              717,865
                                                                    ----------------     ----------------     ----------------
  Total expenses                                                          5,067,279            6,755,566            6,759,234
                                                                    ----------------     ----------------     ----------------

Loss before loss allocated to minority interest, gain on
  sale of properties and extraordinary items                             (2,061,784)          (1,578,103)          (1,222,822)

Loss allocated to minority interest                                           8,277               47,154               36,106

Gain on sale of properties                                                3,509,473                    -                    -

Extraordinary items:
  Gain on extinguishment of debt                                            477,871              150,771              795,000
  Gain from insurance proceeds on fire loss                                       -                    -              706,158
                                                                    ----------------     ----------------     ----------------

Net income (loss)                                                       $ 1,933,837          $(1,380,178)           $ 314,442
                                                                    ================     ================     ================

Income (loss) per limited partnership unit before
  extraordinary gains                                                    $    54.53           $   (63.55)          $   (49.26)

Extraordinary gains per limited partnership unit                              20.45                 6.26                62.32
                                                                    ----------------     ----------------     ----------------

Income (loss) per limited partnership unit                               $    74.98           $   (57.29)          $    13.06
                                                                    ================     ================     ================

Weighted average number of limited partnership
  units outstanding                                                          23,366               23,366               23,366
                                                                    ================     ================     ================

                        See notes to financial statements


                      INSERT STATEMENT OF PARTNERS' EQUITY
               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                         STATEMENTS OF PARTNERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                     General
                                                                    Partners                   Limited Partners
                                                                     Amount               Units              Amount
                                                                     ------               -----              ------
Balance, January 1, 1996                                              $ (678,636)            23,366          $(2,843,271)

Net income                                                                 9,433            -                    305,009
                                                                 ----------------     --------------     ----------------

Balance, December 31, 1996                                              (669,203)            23,366           (2,538,262)

Net loss                                                                 (41,405)           -                 (1,338,773)
                                                                 ----------------     --------------     ----------------

Balance, December 31, 1997                                              (710,608)            23,366           (3,877,035)

Net income                                                               181,956            -                  1,751,881
                                                                 ----------------     --------------     ----------------

Balance, December 31, 1998                                            $ (528,652)            23,366          $(2,125,154)
                                                                 ================     ==============     ================

                        See notes to financial statements


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


                                                            1998               1997             1996
                                                        --------------     -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                       $ 1,933,837       $(1,380,178)       $ 314,442
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                             211,127           927,860          902,222
    Loss allocated to minority interest                        (8,277)          (47,154)         (36,106)
    Gain on sale of properties                             (3,509,473)                -                -
    Extraordinary gains                                      (477,871)         (150,771)      (1,501,158)
  Changes in operating assets and liabilities:
    Interest and other receivables                              5,829           585,426         (526,229)
    Prepaid expenses                                          162,893              (945)          (7,093)
    Other assets                                              (46,519)          (15,370)               -
    Accounts payable and accrued expenses                    (476,442)          298,734         (126,752)
    Interest payable                                         (175,338)          120,032           15,927
    Security deposits and prepaid rent                       (274,072)           50,774          (19,348)
                                                        --------------     -------------    -------------
Net cash (used in) provided by operating activities        (2,654,306)          388,408         (984,095)
                                                        --------------     -------------    -------------

Cash flows from investing activities:
  Escrow deposits                                             381,892          (122,780)        (425,906)
  Collection of principal on notes receivable                       -                 -          154,875
  Proceeds from disposition of properties                  13,880,685                 -                -
  Property acquisitions and additions                          (3,545)         (823,423)        (548,871)
  Insurance proceeds on fire loss                                   -                 -          876,393
                                                        --------------     -------------    -------------
Net cash provided by (used in) investing activities        14,259,032          (946,203)          56,491
                                                        --------------     -------------    -------------

Cash flows from financing activities:
  Increase (decrease) in cash overdraft                      (526,439)          388,407         (114,773)
  Principal payments on mortgages                         (10,761,617)         (303,860)      (5,658,964)
  Principal payments at refinancing                        (3,434,411)                -                -
  Proceeds from refinancings                                3,950,000                 -        5,979,000
  Mortgage costs                                             (124,345)          (25,947)        (224,566)
  (Decrease) increase in accounts payable - due to
  affiliates                                                 (886,264)          499,195          946,907
  Notes payable - other                                       208,331                 -                -
                                                        --------------     -------------    -------------
Net cash (used in) provided by financing activities       (11,574,745)          557,795          927,604
                                                        --------------     -------------    -------------

Increase in cash                                               29,981                 -                -

Cash - beginning of year                                            -                 -                -
                                                        --------------     -------------    -------------

Cash - end of year                                        $    29,981       $         -        $       -
                                                        ==============     =============    =============


As discussed in Footnote 7, the bank foreclosed on Evergreen Terrace Apartments in November 1998. The bank took over fixed assets, with a net book value of $907,854, that had served as collateral on the mortgage. The bank kept $28,343 of escrow balances and $23,923 of cash and other deposits and forgave $1,184,832 of liabilities, including the mortgage balance and accrued interest. This transaction resulted in an extraordinary gain on foreclosure of $224,712.

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

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------



1.      FORMATION AND OPERATION OF PARTNERSHIP:
        --------------------------------------

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


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        ------------------------------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
        ---------------------------------------------------

        (b)    Property and Depreciation
               -------------------------

        Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $853,248 and $770,643 for the years ended December 31, 1997 and 1996, respectively. No depreciation was recorded during the year ended December 31, 1998. Generally, buildings and improvements are depreciated over 25 years, and furniture, fixtures, and equipment are depreciated over 5 years. The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to determine depreciation expense for tax purposes. For further discussion, see Footnote 3.

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

        (e)    Minority Interest in Consolidated Joint Venture
               -----------------------------------------------

        The minority interest in Lakeview Joint Venture, a consolidated joint venture, is stated at the amount of capital contributed by the minority investors adjusted for their share of joint venture losses. Lakeview Joint Venture is consolidated in the Partnership's financial statements because the Partnership is the majority owner.

        (f)    Rents Receivable
               ----------------

        Due to the nature of these accounts, residential rent receivables are fully reserved for at December 31, 1998 and 1997.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------



2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
        ---------------------------------------------------

        (g)    Comprehensive Income
               --------------------

        The Partnership has adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

        (h)    Segment Information
               -------------------

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its partners.


3.      ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY:
        -----------------------------------------------

        In November 1985, the Partnership acquired a 168 unit apartment complex (Lakeview Village Apartments) located in Milwaukee, Wisconsin, for a purchase price of $4,411,659, which included $320,779 in acquisition fees.

        In December 1985, the Partnership acquired a 288 unit apartment complex (Woodbridge Manor Apartments, formerly Sutton Park Apartments) located in Lansing, Michigan for a purchase price of $7,252,858, which included $588,716 in acquisition fees.

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


3.      ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY (Con't.)
        --------------------------------------------------------

        In December 1986, the Partnership acquired a 215 unit apartment complex (Andover Park Apartments, formerly Willow Creek Apartments) located in Greenville, South Carolina, for a purchase price of $5,040,560, which included $477,987 in acquisition fees.

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


3.      ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY (Con't.)
        --------------------------------------------------------

        In July 1997, the mortgage holder on Chapelwood Estates foreclosed on the property resulting in an extraordinary gain of $150,771. See Note 7.

        In February 1998, the Partnership sold the Airlane Office Warehouse for $4,700,000 which generated a gain of $755,306 for financial statement purposes.

        In March 1998, the Partnership sold The Creekside Apartments for $5,075,000 which generated a gain of $1,902,850 for financial statement purposes.

        In November 1998, the mortgage holder on Evergreen Terrace Apartments foreclosed on the property resulting in an extraordinary gain of $224,712. See
Note 7.

        In December 1998, the Partnership sold the Lakeview Village Apartment Complex for $3,400,000 which generated a gain of $851,317 for financial statement purposes.

        In addition to the properties sold during the year ended December 31, 1998, management entered into a plan to dispose of the property, plant, and equipment of the following:


                                     Carrying amount            Net loss for
                                     of property at           the year ended
                                    December 31, 1998        December 31, 1998
                                    -----------------        -----------------

Woodbridge Manor
(formerly Sutton Park)                 $ 4,898,044                 $ 171,340

Andover Park
(formerly Willow Creek)                $ 2,753,077                 $  99,549

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


3.      ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY (Con't.)
        --------------------------------------------------------

        Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1998, 1997 and 1996 totaled approximately $753,000, $265,000 and $346,000, respectively.


4.      MORTGAGES AND NOTE PAYABLE:
        --------------------------

        The Partnership has the following mortgages and note payable:

Lakeview Village Apartments
---------------------------

        The mortgage with a balance of $2,481,119 at December 31, 1997 was satisfied when the property was sold in December 1998. See Note 7.

Woodbridge Manor Apartments (formerly Sutton Park Apartments)
-------------------------------------------------------------

        An 8% mortgage with a balance of $3,291,726 and $3,332,761 at December 31, 1998 and 1997 respectively, which provides annual principal and interest payments of $306,168 payable in equal monthly installments with the remaining balance due February 1, 2006.

        The property also had an unsecured promissory note with a balance of $4,174 at December 31, 1997. The note was fully repaid in 1998.

Airlanes I & III
----------------

        The mortgage with a balance of $3,421,399 at December 31, 1997 was repaid when the property was sold in February 1998.

Creekside
---------

        The mortgage with a balance of $3,593,860 at December 31, 1997 was repaid when the property was sold in March 1998.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


4.      MORTGAGES AND NOTE PAYABLE (Con't.):
        ------------------------------------

Andover Park Apartments (formerly Willow Creek Apartments)
----------------------------------------------------------

        The mortgage with a balance of $3,898,595 at December 31, 1997 was refinanced during 1998 with a variable rate (equal to the LIBOR rate plus 300 basis points) mortgage with a balance of $3,950,000 at December 31, 1998. The mortgage has monthly interest only payments, with a remaining balance due and payable in July 2000.

Evergreen Terrace
-----------------

        The mortgage with a balance of $1,009,005 at December 31, 1997 was forgiven by the lender when it foreclosed on the property in November 1998. See
Note 7.

        The mortgages described above are secured by the Partnership properties to which they relate.

        The Partnership is currently not in compliance with certain of its debt covenants for the Woodbridge Manor and Andover Park properties.

        The aggregate maturities of mortgages and notes payable, assuming payments are not accelerated, are as follows:

Year                                                      Amount
----                                                      ------

1999                                                        $  44,441
2000                                                        3,998,130
2001                                                           52,125
2002                                                           56,451
2003                                                           61,137
Thereafter                                                  3,029,442
                                                     -----------------
TOTAL                                                     $ 7,241,726
                                                     =================

5.      MINORITY INTEREST OF RELATED PARTY IN LAKEVIEW JOINT VENTURE
        ------------------------------------------------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


5.      MINORITY INTEREST OF RELATED PARTY IN LAKEVIEW JOINT VENTURE  (Con't.)
        ----------------------------------------------------------------------

        The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 83.78% to the Partnership and 16.22% to RPILP-VI B. The net loss from the date of inception has been allocated to the minority interest in accordance with the agreement and has been recorded as a reduction of the capital contribution.

        A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                           1998                1997               1996
                                           ----                ----               ----
Balance, beginning of year               $ (28,677)            $ 18,477           $ 54,583
Allocated loss                              (8,277)            (47,154)           (36,106)
                                       -------------       -------------      -------------
Balance, end of year                     $ (36,954)          $ (28,677)           $ 18,477
                                       =============       =============      =============

        The Partnership sold the Lakeview Village Apartments in December 1998. Now that the Lakeview Joint Venture no longer operates the property, it is expected that the joint venture will be dissolved in 1999.


6.      PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS:
        --------------------------------------------------------

        Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the residential complexes and 6% of gross monthly receipts for commercial properties to be paid as fees for administering the operations of the properties. These fees totaled $129,086, $264,396 and $280,167 for the years ended December 31, 1998, 1997 and 1996, respectively.

        The Partnership entered into a management agreement with an unrelated third party for the management of Airlane I and III on August 15, 1986. The agreement provides for the payment of a management fee equal to 4% of monthly gross rental income. The results of operations include $47,772 and $30,245 of such fees in 1997 and 1996, respectively. No such fees were incurred in 1998 since the property was sold in February 1998.

        According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the years ended December 31, 1998, 1997 and 1996.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


6.      PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS (Con't.):
        -----------------------------------------------------------------

        Accounts payable to affiliates amounted to $2,780,685 and $3,666,949 at December 31, 1998 and 1997, respectively. The payables represent fees due and advances from the Corporate General Partner or an affiliate of the General Partners. Interest on accounts payable - affiliates, charged at a rate of 11% on the average outstanding balance, totaled $268,880, $306,514 and $281,944 for the years ended December 31, 1998, 1997, and 1996, respectively. All amounts payable to affiliates are due upon demand.

        The General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions have not been met no fees have been recorded or paid on the sale of the Gold Key II apartment complex in 1990, and the Airlane Office Warehouse, Creekside Apartments and Lakeview Village Apartments in 1998.

        Computer service charges for the partnership are paid or accrued to an affiliate of the General Partners. The fee is based, in part, upon the number of apartment units and complexes. The fee totaled $9,942 for the year ended December 31, 1998 and $20,394 for each of the years ended December 31, 1997 and 1996, respectively.

        Pursuant to the terms of the Partnership Agreement, the Corporate General partner charged the Partnership for reimbursement of certain costs and expenses costs and expenses incurred on behalf of or in connection with the Partnership. These charges were for the Partnership's allocated share of costs and expenses related to, among other things, partnership accounting, partner communication and relations, and disposition of properties. Certain expenses are allocated based on total assets, number of partners and number of units, respectively. These charges totaled $175,385, $249,667 and $232,023 in 1998, 1997 and 1996, respectively.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


7.      EXTRAORDINARY GAINS:
        -------------------

        In November 1998, the mortgage holder on Evergreen Terrace Apartments foreclosed on the property. They seized fixed assets that had a carrying value of $907,854. In return, the property wrote off the mortgage balance and accrued interest of $1,144,244. In addition, $40,588 of other liabilities were forgiven in the foreclosure. The lender retained approximately $28,348 of escrow balances and $23,923 of cash and other deposits. An extraordinary gain of $224,712 was recognized on the foreclosure in 1998.

        The Partnership sold the Lakeview Village Apartments in December 1998. The Partnership satisfied the majority of its mortgage liability using the proceeds from the sale of the property. The remaining obligation was forgiven by the lender, resulting in an extraordinary gain of $253,159 in 1998.

        In July 1997, the mortgage holder on Chapelwood Estates foreclosed on the property. They seized fixed assets that had a carrying value of $806,437, which served as collateral on the loan. In return, the property wrote off the mortgage balance and accrued interest of $894,551 and $89,365, respectively. In addition, approximately $41,240 of other liabilities were forgiven in the foreclosure. The lender retained $67,948 of escrow balances. An extraordinary gain of $150,771 was recognized on the foreclosure in 1997.

        On January 11, 1996, two mortgages held by Sutton park were refinanced with a mortgage of $3,400,000 and an unsecured $50,000 promissory note. See Note
4. As a result of the refinancing, a portion of one of the original mortgages was forgiven and an extraordinary gain of $795,000 was recognized in 1996.

        On July 16, 1996, the Sutton Park Apartments experienced a fire in one of its buildings resulting in property destruction estimated at a net book value of $170,235. It was estimated that the Partnership would receive insurance proceeds totaling $876,393, which resulted in an extraordinary gain for financial statement purposes of $706,158 in 1996.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------

8.      INCOME TAXES:
        ------------

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

        The reconciliation of net loss for the years ended December 31, 1998, 1997 and 1996, as reported in the statement of operations, and as would be reported for tax return purposes is as follows:

                                                     1998                  1997                1996
                                               ----------------     -----------------    ----------------
Net income (loss) -
  Statement of operations                           $1,933,837         $  (1,380,178)          $ 314,442

Add to (deduct from):
  Difference in depreciation                          (465,668)             (267,715)           (320,560)

  Gain on sale of property                           1,453,577                     -               4,402

  Gain from fire loss                                        -                     -            (706,158)

  Gain from foreclosure                                481,306               212,573                   -

  Other, primarily increase in
    allowance for doubtful accounts
    and joint venture adjustment(s)                   (354,420)              307,482             185,770
                                               ----------------     -----------------    ----------------

Net income (loss) - tax return purposes             $3,048,632         $  (1,127,838)         $ (522,104)
                                               ================     =================    ================

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (Continued)


The reconciliation of Partners' (Deficit) as of December 31, 1998, 1997 and 1996, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                               1998                1997               1996
                                                        -----------------    ----------------   ----------------
Partners' Deficit - Balance Sheet                            $(2,653,806)       $ (4,587,643)      $ (3,207,465)

Add to (deduct from):
  Accumulated difference in depreciation                      (6,281,518)         (5,815,850)        (5,548,135)

  Accumulated amortization of
    discounts on mortgages payable                               382,695             382,695            382,695

  Syndication fees                                             2,734,297           2,734,297          2,734,297
  Difference in book and tax basis in
    Partnership investments                                     (635,737)           (635,737)          (635,737)

   Gain from sale of properties                                1,453,577                   -                  -
   Gain from fire loss                                          (706,158)           (706,158)          (706,158)
   Gain on foreclosure                                           693,879             212,573                  -

  Other, primarily allowance for
    doubtful accounts and
    joint venture adjustment(s)                                1,285,871           1,640,291          1,332,809
                                                        -----------------    ----------------   ----------------

Partners' Deficit - tax return purposes                    $  (3,726,900)       $ (6,775,532)      $ (5,647,694)
                                                        =================    ================   ================

9.      LEASES:
        -------

        Airlanes, the Partnership's only commercial property, was sold in February 1998. Therefore, there are no minimum future rentals to be received under noncancelable operating leases at December 31, 1998.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


10.     FAIR VALUE OF FINANCIAL INSTRUMENTS:
        -----------------------------------

        Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of accounts receivable, notes payable - other, accounts payable, accounts payable affiliates, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

        Management has estimated that the fair value of the mortgage payable on Andover Park (formerly Willow Creek) approximates its carrying value of $3,950,000 since the mortgage was obtained in 1998 and has a variable interest rate.

        Management has estimated that the fair value of the mortgage payable on Woodbridge Manor (formerly Sutton Park), based on currently available rates for mortgages of similar terms, approximates its carrying value of $3,300,000.

        See footnote 4 for a description of the terms of the mortgages payable.


11.     SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
        ----------------------------------------------

                                                             1998              1997               1996
                                                        ---------------    --------------     --------------
Cash paid for interest                                      $1,685,446       $ 1,416,126        $ 1,571,553
                                                        ===============    ==============     ==============

12.     GOING CONCERN CONSIDERATIONS:
        ----------------------------

        The Partnership continued to experience operating losses and cash flow difficulties in 1998. These factors and the foreclosure of Evergreen Terrace during the current year, combined with significant partners' deficits, have raised substantial doubt about the Partnership's ability to continue as a going concern. Management is continuing its efforts to reduce expenses by closer monitoring of expenditures and increase rents, decrease vacancies and improve collections. Management has committed to a plan to sell the Partnership's two remaining properties, Woodbridge Manor and Andover Park. Marketing efforts to sell these properties will intensify and will include advertising in national newspapers, mailing of sales packages to brokers and follow-up telephone calls to brokers.

13.     PROFORMA FINANCIAL INFORMATION:
        ------------------------------

        In 1998, the Partnership sold the Creekside Apartments, Airlane Office Warehouse and Lakeview Village Apartments. The sales resulted in a total gain for financial statement purposes of $3,509,473. In addition, the Evergreen Terrace Apartments was foreclosed on in 1998 which resulted in an extraordinary gain of $224,712 for financial statement purposes. These properties contributed revenues of $1,731,713 and incurred expenses totaling $4,314,342 during the year ended December 31, 1998.

SCHEDULE III


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
               --------------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1998
                                -----------------


                                                      Initial Cost to
                                                        Partnership              Cost
                                                 --------------------------   Capitalized
    Property                                                                 Subsequent to
  Description                       Encumbrances     Land        Buildings     Acquisition   Dispositions
  -----------                       ------------     ----        ---------     -----------   ------------
Lakeview Village Apts.
  Milwaukee, WI                   $         -     $ 200,000    $ 3,785,880     $ 176,455     $ (4,162,335)

Woodbridge Manor Apts.
(formerly Sutton Park Apts.)
  Lansing, MI                       3,291,726       400,000      6,139,297       891,545                -

Airlanes Office Whse.
  Nashville, TN                             -       576,500      5,604,420       344,541       (6,525,461)

Creekside Apts.
  Flat Rock, MI                             -       250,500      4,491,688       202,698       (4,944,886)

Andover Park Apts.
(formerly Willow Creek Apts.)
  Greenville, SC                    3,950,000       226,300      4,276,760        77,793                -

Evergreen Terrace
  Lansing, MI                               -        69,372      1,462,471             -       (1,531,843)
                                  ------------  ------------  -------------  ------------   --------------

                                  $ 7,241,726    $1,722,672   $ 25,760,516   $ 1,693,032    $ (17,164,525)
                                  ============  ============  =============  ============   ==============

(RESTUBBED TABLE)

                                                                                                                Life on Which
                                                    Gross amounts at which                                       Depreciation
                                                  Carried at Close of Period                                       In Latest
                                            ---------------------------------------                     (3)        Statement
                                                                          (1)(2)      Accumulated     Date of    Of Operations
                                               Land       Buildings        Total      Depreciation  Construction  Is Computed
                                               ----       ---------        -----      ------------  ------------  -----------
Lakeview Village Apts.
  Milwaukee, WI                                     $ -           $ -           $ -            $ -    Nov-85          25 Years

Woodbridge Manor Apts.
(formerly Sutton Park Apts.)
  Lansing, MI                                   400,000     7,030,843     7,430,843      2,532,799    Dec-85          25 Years

Airlanes Office Whse.
  Nashville, TN                                       -             -             -              -    Aug-86          25 Years

Creekside Apts.
  Flat Rock, MI                                       -             -             -              -    Dec-86          25 Years

Andover Park Apts.
(formerly Willow Creek Apts.)
  Greenville, SC                                226,300     4,354,553     4,580,853      1,827,776    Dec-86          25 Years

Evergreen Terrace
  Lansing, MI                                         -             -             -              -    Dec-86          25 Years
                                             -----------  ------------  ------------   ------------

                                              $ 626,300   $11,385,396   $ 12,011,696   $ 4,360,575
                                             ===========  ============  ============   ============

SCHEDULE III
(Continued)

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1998
                                -----------------



(1) Cost for Federal income tax purposes is $12,011,696.


(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1998, 1997 and 1996 follows:

                                                          1998                 1997                 1996
                                                          ----                 ----                 ----
Balance at beginning of period                           $ 29,172,676        $ 29,671,979           $ 29,414,937
Additions                                                       3,545             823,425                548,871
Dispositions                                             (17,164,525)         (1,322,728)              (291,829)
                                                    ------------------   -----------------   --------------------
Balance at end of period                                 $ 12,011,696        $ 29,172,676           $ 29,671,979
                                                    ==================   =================   ====================

(3) A reconciliation of accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 follows:

                                                          1998                 1997                  1996
                                                          ----                 ----                  ----
Balance at beginning of period                           $11,384,428         $ 11,049,042           $ 10,400,447
Additions charged to cost and expenses
  during the period                                                -              851,676                770,187
Dispositions                                              (7,023,853)            (516,290)              (121,592)
                                                    -----------------    -----------------     ------------------
Balance at end of period (a)                             $ 4,360,575          $11,384,428            $11,049,042
                                                    =================    =================     ==================

(a)  Balance applies entirely to buildings.

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - IV


By:     /s/  Joseph M. Jayson                            07/02/99
        ---------------------                            --------
        JOSEPH M. JAYSON,                                  Date
        Individual General Partner


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:     REALMARK PROPERTIES, INC.
        Corporate General Partner

        /s/  Joseph M. Jayson                            07/02/99
        ---------------------                            --------
        JOSEPH M. JAYSON,                                  Date
        President and Director


        /s/  Judith P. Jayson                            07/02/99
        ---------------------                            --------
        JUDITH P. JAYSON,                                  Date
        Director


        /s/  Michael J. Colmerauer                       07/02/99
        ---------------------                            --------
        MICHAEL J. COLMERAUER                              Date
        Secretary