Form 10-Q
period 1999-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1999-08-17
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarter Ended Commission File Number
                             March 31, 1999 0-14386

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)


As of March 31, 1999 the issuer had 23,365.9 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------

                                      INDEX
                                      -----


                                                                             PAGE NO.
                                                                             --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------

                  Balance Sheets -
                           March 31, 1999 and December 31, 1998                 3

                  Statements of Operations -
                           Three Months Ended March 31, 1999 and 1998           4

                  Statements of Cash Flows -
                           Three Months Ended March 31, 1999 and 1998           5

                  Statements of Partners' (Deficit) -
                           Three Months Ended March 31, 1999 and 1998           6

                  Notes to Financial Statements                                 7 - 17


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
-------  FINANCIAL CONDITION & RESULTS OF
         OPERATIONS                                                             18 - 20
         ----------


PART III: FINANCIAL DATA SCHEDULE
--------  -----------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1999 and December 31, 1998
                      ------------------------------------
                                   (Unaudited)

                                                                     March 31,               December 31,
                                                                        1999                     1998
                                                                        ----                     ----
ASSETS
------

Property, at cost:
     Land                                                                $ 626,300                $ 626,300
     Buildings and improvements                                         11,385,396               11,385,396
     Furniture, fixtures and equipment                                   1,237,500                1,237,500
                                                                  -----------------         ----------------
                                                                        13,249,196               13,249,196
     Less accumulated depreciation                                       5,598,075                5,598,075
                                                                  -----------------         ----------------
          Property, net                                                  7,651,121                7,651,121

Cash                                                                        34,507                   29,981
Escrow deposits                                                            373,317                  437,505
Prepaid expenses                                                            33,768                   69,613
Mortgage costs, net of accumulated amortization
     of $72,233 and $69,127                                                179,874                  182,879
Other assets                                                                12,442                   13,970
                                                                  -----------------         ----------------

           Total Assets                                                $ 8,285,029              $ 8,385,069
                                                                  =================         ================



LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Mortgages payable                                                 $ 7,233,852              $ 7,241,726
     Note payable - other                                                  148,331                  208,331
     Accounts payable and accrued expenses                                 721,977                  670,189
     Accounts payable - affiliates                                       2,944,927                2,780,685
     Accrued interest                                                       27,781                   27,781
     Security deposits and prepaid rents                                   148,479                  147,117
                                                                  -----------------         ----------------
           Total Liabilities                                            11,225,347               11,075,829
                                                                  -----------------         ----------------

Minority interest in joint venture                                         (36,954)                 (36,954)
                                                                  -----------------         ----------------

Partners' (Deficit):
     General partners                                                     (536,139)                (528,652)
     Limited partners                                                   (2,367,226)              (2,125,154)
                                                                  -----------------         ----------------
          Total Partners' (Deficit)                                     (2,903,364)              (2,653,806)
                                                                  -----------------         ----------------

          Total Liabilities and Partners' (Deficit)                    $ 8,285,029              $ 8,385,069
                                                                  =================         ================

                        See notes to financial statements


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                                                    Three Months             Three Months
                                                                       Ended                     Ended
                                                                     March 31,                 March 31,
                                                                        1999                     1998
                                                                        ----                     ----
Income:
     Rental                                                              $ 450,639                $ 785,611
     Interest and other income                                              27,167                   37,759
                                                                  -----------------         ----------------
     Total income                                                          477,806                  823,370
                                                                  -----------------         ----------------

Expenses:
     Property operations                                                   339,099                  652,656
     Interest:
          To affiliates                                                     77,659                   25,923
          Other                                                            147,026                  288,698
     Depreciation and amortization                                           3,106                  206,233
     Administrative:
          To affiliates                                                     81,288                  112,455
          Other                                                             79,186                  220,248
                                                                  -----------------         ----------------
     Total expenses                                                        727,364                1,506,213
                                                                  -----------------         ----------------

Loss before allocated loss from joint venture and
     extraordinary item                                                   (249,558)                (682,843)

Loss allocated to minority interest                                              -                   19,779

Extraordinary item:
     Gain on sales                                                               -                3,559,333
                                                                  -----------------         ----------------

Net (loss) income                                                       $ (249,558)             $ 2,896,269
                                                                  =================         ================

Loss per limited partnership unit before
     extraordinary item                                                 $   (10.36)             $    (27.53)

Gain on sales per limited partnership unit                                       -                   147.76
                                                                  -----------------         ----------------

(Loss) income per limited partnership unit                              $   (10.36)             $    120.23
                                                                  =================         ================


Distributions per limited partnership unit                              $        -              $         -
                                                                  =================         ================

Weighted average number of
     limited partnership units
     outstanding                                                            23,366                   23,366
                                                                  =================         ================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                                                    Three Months             Three Months
                                                                       Ended                     Ended
                                                                     March 31,                 March 31,
                                                                        1999                     1998
                                                                        ----                     ----
Cash flow from operating activities:
     Net (loss) income                                                  $ (249,558)             $ 2,896,269

Adjustments to reconcile net income (loss) to net
     cash (used in) operating activities:
     Depreciation and amortization                                           3,106                  206,233
     Loss allocated to minority interest                                         -                  (19,779)
     Extraordinary gains                                                         -               (3,559,333)
Changes in operating assets and liabilities:
     Escrow deposits                                                        64,188                  157,278
     Interest and other receivables                                              -                    5,829
     Prepaid expenses                                                       35,845                  183,854
     Other assets                                                            1,528                        -
     Accounts payable and accrued expenses                                  51,788                 (178,686)
     Accrued interest                                                            -                    6,898
     Security deposits and prepaid rent                                      1,362                 (121,880)
                                                                  -----------------         ----------------
Net cash (used in) operating activities                                    (91,741)                (423,317)
                                                                  -----------------         ----------------

Cash flow from investing activities:
     Capital dispositions (expenditures)                                         -               10,352,664
                                                                  -----------------         ----------------
     Net cash provided by investing activities                                   -               10,352,664
                                                                  -----------------         ----------------

Cash flows from financing activities:
     Mortgage costs                                                           (101)                   8,723
     Cash overdraft                                                              -                 (520,430)
     Accounts payable - affiliates                                         164,242               (2,380,436)
     Principal payments on mortgages                                        (7,874)              (7,037,204)
     Principal payments on note payable                                    (60,000)                       -
                                                                  -----------------         ----------------
Net cash provided by (used in) financing activities                         96,267               (9,929,347)
                                                                  -----------------         ----------------

Increase in cash                                                             4,526                        -

Cash - beginning of period                                                  29,981                        -
                                                                  -----------------         ----------------

Cash - end of period                                                      $ 34,507                      $ -
                                                                  =================         ================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                              $ 147,026                $ 307,723
                                                                  =================         ================

                        See notes to financial statements


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)


                                                                General                        Limited Partners
                                                                Partners
                                                                 Amount                 Units                  Amount
                                                                 ------                 -----                  ------
Balance, January 1, 1998                                          $ (710,608)              23,366              $ (3,877,035)

Net income                                                            86,888                    -                 2,809,381
                                                            -----------------       --------------        ------------------

Balance, March 31, 1998                                           $ (623,720)              23,366              $ (1,067,654)
                                                            =================       ==============        ==================




Balance, January 1, 1999                                          $ (528,652)              23,366              $ (2,125,154)

Net loss                                                              (7,487)                   -                  (242,072)
                                                            -----------------       --------------        ------------------

Balance, March 31, 1999                                           $ (536,139)              23,366              $ (2,367,226)
                                                            =================       ==============        ==================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

1.      GENERAL PARTNERS' DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership IV, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1999 and 1998, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

        ------------------------------------------------------

        Rents Receivable
        ----------------

        Due to the nature of these accounts, residential rent receivables are fully reserved for at March 31, 1999 and 1998.

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

        Comprehensive Income
        --------------------

        The Partnership has adopted Statement of Financial Accounting Standards
        (SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

        Segment Information
        -------------------

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income- producing real property for the benefit of its limited partners.


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

        In March 1998 Creekside Apartments was sold for a sales price of $5,075,000. The sale generated a gain for financial statement purposes of $1,902,850.

        In November 1998, the mortgage holder on Evergreen Terrace Apartments foreclosed on the property resulting in an extraordinary gain of $224,712.

        In November 1998, the Partnership sold the Lakeview Village Apartment Complex for $3,400,000 which generated a gain of $851,317 for financial statement purposes.

        Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the three months ended March 31, 1999 totaled approximately $44,000.


5.      MORTGAGES PAYABLE
        -----------------

        The Partnership has the following mortgages payable:

        Lakeview
        --------

        The mortgage with a balance of $2,481,746 at March 31, 1998 was satisfied in full when the property was sold in December 1998.

        -----------------------------

        Woodbridge Manor (formerly Sutton Park)
        ---------------------------------------

        An 8% mortgage with a balance of $3,283,852 and $3,322,801 at March 31, 1999 and 1998, respectively, which provides for annual principal and interest payments of $306,168 payable in equal monthly installments with the remaining balance due February 1, 2006.

        Airlanes I & III
        ----------------

        The mortgage was satisfied in full when the property was sold in February 1998.

        Creekside
        ---------

        The mortgage was satisfied in full when the property was sold in February 1998.

        Andover Park (formerly Willow Creek)
        ------------------------------------

        A mortgage with a balance of $3,950,000 at March 31, 1999. The mortgage has a two-year term with a variable interest rate set at a rate equivalent to 300 basis points over the thirty-day LIBOR rate (8.6875% at March 31, 1999). The mortgage has monthly interest only payments, with the remaining balance due and payable in July 2000.

        A 9.25% mortgage with an original balance of $4,080,000 which provides for annual principal and interest payments of $393,023 payable in equal monthly installments with the remaining balance of $3,929, 432 due on September 1, 1996; the maturity was then extended to March 1, 1997. The balance as of March 31, 1998 was $3,879,229. This mortgage was refinanced in June 1998 and paid off in full.

        Evergreen Terrace
        -----------------

        The mortgage with a balance of $1,009,005 at March 31, 1998 was forgiven by the lender when it foreclosed on the property in November 1998.

        The mortgages described above are secured by the Partnership properties to which they relate.

        -----------------------------

        The aggregate maturities of mortgages payable for each of the next five years and thereafter are as follows:

                  Year                                    Amount
                  ----                                    ------

                  1999                                 $       44,441
                  2000                                      3,998,130
                  2001                                         52,125
                  2002                                         56,451
                  2003                                         61,137
                  Thereafter                                3,029,442
                                                       --------------

                  TOTAL                                 $   7,241,726
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

        A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                                 1999             1998
                                                 ----             ----

         Balance, January 1                  $ ( 36,954)      $  (28,677)
         Allocated Loss                               -          (19,779)
                                             ----------      ------------
         Balance, March 31,                  $ ( 36,954)      $  (48,456)
                                             ===========      ===========

7.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $27,600 and $53,838 for the three months ended March 31, 1999 and 1998, respectively.

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

        According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the three months ended March 31, 1999 and 1998.

        Accounts payable to affiliates amounted to $2,944,927 and $1,286,513 at March 31, 1999 and 1998, respectively. The payable represents fees due and advances from the Corporate General Partner or an affiliate of the General Partners. Interest charged on accounts payable to affiliates totaled $77,659 and $25,923 for the three months ended March 31, 1999 and 1998.

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

        -------------------------------------

        Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other property specific expenses, such as payroll, benefits, etc. are charged to property operations on the Statement of Operations.

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner based, in part, upon the number of apartment units and complexes. Such amounts totaled approximately $2,400 and $5,100 for the three months ended March 31, 1999 and 1998, respectively.

8.      EXTRAORDINARY GAINS
        -------------------

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

9.      FAIR VALUE OF FINANCIAL INSTRUMENTS
        ------------------------------------

        Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of accounts receivable, notes payable - other, accounts payable, accounts payable - affiliates, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

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


10.     INCOME TAXES
        ------------

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

        -----------------------

        The reconciliation of net income (loss) for the three months ended March 31, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                                                March 31,                  March 31,
                                                                  1999                       1998
                                                                  ----                       ----
        Net (loss) income - statement of operations           $ ( 249,558)              $  2,896,269

        Add to (deduct from):
         Difference in depreciation                             ( 100,000)                  ( 95,170)
         Gain on sale of property                                       -                          -
         Allowance for doubtful accounts                        (  88,000)                    40,614
                                                              ------------              ------------

        Net (loss) income - tax return purposes               $ ( 437,558)              $  2,841,713
                                                              ============              ============

        The reconciliation of Partners' (Deficit) as of March 31, 1999 and December 31, 1998 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                                 March 31,                December  31,
                                                                  1999                         1998
                                                                  ----                         ----
        Partners' (Deficit) - balance sheet                   $   (2,903,364)            $   (2,653,806)

        Add to (deduct from):
         Accumulated difference in
         depreciation                                             (6,381,518)                (6,281,518)
         Accumulated amortization                                    382,695                    382,695
         Syndication fees                                          2,734,297                  2,734,297
         Difference in book and tax
         basis in partnership investments                        (   635,737)                (  635,737)
         Gain from sale of properties                              1,453,577                  1,453,577
         Gain from fire loss                                     (   706,158)                (  706,158)
         Gain on foreclosure                                         693,879                    693,879
         Other                                                     1,197,871                  1,285,871
                                                              --------------            ---------------

        Partners' (Deficit) - tax return purposes             $  ( 4,164,458)            $   (3,726,900)
                                                              ==============            ===============

                                      -17-

PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources:
--------------------------------

The General Partner continues to fund the Partnership's shortfalls in cash flow, although under no obligation to do so. Such advances to the Partnership are considered payable on demand to the General Partner, and at this point in time, there is no assurance that these advances will continue. The Partnership did not make any distributions during either of the first three quarters of 1999 or 1998, and is not likely to make any in the future until all Partnership obligations are satisfied and the General Partner is reimbursed for the advances it has made to the Partnership.

The General Partner continues its efforts to locate a buyer for the two properties remaining in this Partnership as it is felt that the sale of the properties is in the best interests of the Limited Partners. Until such time as the properties are sold, it is highly unlikely that the Limited Partners will receive any return of their investments. Management continues to "heavily" market the properties in the Partnership for sale through the use of major media sources, such as the Wall Street Journal. Management believes that occupancy at Andover Park (formerly Willow Creek) must be stabilized and physical improvements must be completed to otherwise enhance the value of the portfolio for either the possible sale or refinancing of this property. Management believes that a signed purchase agreement for the sale of Woodbridge Manor (formerly Sutton Park Apartments) dated July 1, 1999 will close by the end of August 1999. The sales price in the contract is $6,400,000.

The General Partner successfully disposed of three properties in the Partnership during 1998: Airlanes Office/Warehouse Building located in Nashville, Tennessee, Creekside Apartments located in Flatrock, Michigan, and Lakeview Village Apartment Complex located in Milwaukee, Wisconsin. The sales of both Airlanes and Creekside resulted in favorable selling prices, and in addition to paying in full the mortgages secured by the properties, the sales also allowed the Partnership to pay some of its other debt. The sale of Lakeview did not however result in any additional proceeds after satisfying the mortgage; in fact, the proceeds from this sale were not enough to pay the mortgage in full, but the lender forgave a portion of the mortgage and/or unpaid interest on the debt.

Liquidity and Capital Resources (Con't.):
-----------------------------------------

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



Results of Operations:
----------------------

Net loss for the three month period ended March 31, 1999 amounted to $249,558 or $10.36 per limited partnership unit versus net income for the three month period ended March 31, 1998 of $2,896,269 or $120.23 per limited partnership unit. The net income generated during the first quarter of 1998 was due to the gain resulting from the sales of Airlanes and Creekside which amounted to $3,559,333. Without such gain, the Partnership incurred a net loss of $663,064 or $27.53 per limited partnership unit for the three months ended March 31, 1998.

---------------------------------

On a tax basis, the Partnership generated a net loss of $437,558 or $18.16 per limited partnership unit for the three month period ended March 31, 1999 versus taxable income of $2,841,713 or $117.97 per limited partnership unit for the three month period ended March 31, 1998. Again, without considering the gain on sale, the tax basis loss which would have been reported for the first three months of 1998 was approximately $717,620 or $29.79 per limited partnership unit.

Partnership revenue for the quarter ended March 31, 1999 totaled $477,806, a decrease of approximately $345,000 from the same period in 1998. Rental income for the three months ended March 31, 1999 totaled $450,639, a decrease of almost $335,000 over the same time period in 1998 when rental income totaled $785,611. Interest and other income also decreased between the three months ended March 31, 1999 and 1998 when such income totaled $27,167 and $37,759, respectively. The above decreases are primarily related to the sales of Airlanes Office/Warehouse Building in February 1998, Creekside Apartments during March 1998, and Lakeview Village Apartments during December 1998, and the eventual foreclosure on Evergreen Apartments during 1998 (i.e., there are four less complexes in the Partnership generating revenue). The decrease is also attributable to extremely low occupancy at Woodbridge Manor (formerly Sutton Park Apartments), which at March 31, 1999 had a physical occupancy of only 63.2%. Also contributing to the decline in revenues are continued delinquencies and concessions offered at both complexes remaining in the Partnership at March 31, 1999.

For the three month period ended March 31, 1999, the Partnership expenses totaled $727,364, a decrease of approximately $779,000 or 52% from the quarter ended March 31, 1998. Again, a majority of the decrease is attributed to the fact that there are four less properties in the Partnership contributing to the expenses incurred by the Partnership. Property operations costs remained high, even with the disposal of the four properties, due to management's plans to physically improve the properties in an effort to make them more attractive to potential renters and buyers. Payroll and associated costs and repairs and maintenance expenses also remained high, and it is management's expectation that such costs will continue to be relatively high through the remaining months of 1999 due to necessary capital improvement work at the properties. Depreciation expense decreased dramatically between the three months ended March 31, 1999 and 1998. In addition to the decrease in the number of properties, the increase was due to accounting pronouncement(s) which resulted in the ceasing of depreciation on both remaining properties in 1999 due to either existing sales contracts or the marketing of the properties for sale. Administrative costs also remained relatively high due to legal expenses associated with evictions and brokerage fees incurred and being accrued as a result of management's increased efforts to sell the remaining properties in this partnership.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP IV


By:      /s/  Joseph M. Jayson                                August 12, 1999
         ---------------------                                ---------------
         Joseph M. Jayson,                                    Date
         Individual General Partner and
         Principal Financial Officer