Form 10-Q
period 1999-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1999-10-05
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
June 30, 1999                                                0-14386

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
             (Exact Name of Registrant as specified in its charter)


      Delaware                                         16-1245153
(State of Formation)                     (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)


As of June 30, 1999 the issuer had 23,365.9 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------

                                      INDEX
                                      -----


                                                                             PAGE NO.
                                                                             --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------

         Balance Sheets -
                  June 30, 1999 and December 31, 1998                          3

         Statements of Operations -
                  Three Months Ended June 30, 1999 and 1998                    4

         Statements of Operations -
                  Six Months Ended June 30, 1999 and 1998                      5

         Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and 1998                      6

         Statements of Partners' (Deficit) -
                  Six Months Ended June 30, 1999 and 1998                      7

         Notes to Financial Statements                                       8 - 18


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION & RESULTS OF OPERATIONS                        19 - 22
         -------------------------------------------


PART III: FINANCIAL DATA SCHEDULE
--------- -----------------------


                               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                               --------------------------------------------------
                                                 BALANCE SHEETS
                                                 --------------
                                       June 30, 1999 and December 31, 1998
                                       -----------------------------------
                                                   (Unaudited)

                                                                      June 30                December 31,
                                                                        1999                     1998
                                                                        ----                     ----
ASSETS

Property, at cost:
     Land                                                              $   626,300              $   626,300
     Buildings and improvements                                         11,385,396               11,385,396
     Furniture, fixtures and equipment                                   1,237,500                1,237,500
                                                                  -----------------         ----------------
                                                                        13,249,196               13,249,196
     Less accumulated depreciation                                       5,686,124                5,598,075
                                                                  -----------------         ----------------
          Property, net                                                  7,563,072                7,651,121

Cash                                                                        40,013                   29,981
Escrow deposits                                                            430,074                  437,505
Prepaid expenses                                                             6,592                   69,613
Mortgage costs, net of accumulated amortization
     of $75,340 and $69,127                                                176,767                  182,879
Other assets                                                                45,938                   13,970
                                                                  -----------------         ----------------

           Total Assets                                                $ 8,262,456              $ 8,385,069
                                                                  =================         ================



LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Mortgages payable                                                 $ 7,222,879              $ 7,241,726
     Note payable - other                                                  118,331                  208,331
     Accounts payable and accrued expenses                                 641,453                  670,189
     Accounts payable - affiliates                                       3,327,823                2,780,685
     Accrued interest                                                       27,781                   27,781
     Security deposits and prepaid rents                                   174,981                  147,117
                                                                  -----------------         ----------------
           Total Liabilities                                            11,513,248               11,075,829
                                                                  -----------------         ----------------

Minority interest in joint venture                                         (36,954)                 (36,954)
                                                                  -----------------         ----------------

Partners' (Deficit):
     General partners                                                     (545,453)                (528,652)
     Limited partners                                                   (2,668,385)              (2,125,154)
                                                                  -----------------         ----------------
          Total Partners' (Deficit)                                     (3,213,838)              (2,653,806)
                                                                  -----------------         ----------------

          Total Liabilities and Partners' (Deficit)                    $ 8,262,456              $ 8,385,069
                                                                  =================         ================

                        See notes to financial statements


                                    REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                                    --------------------------------------------------
                                                 STATEMENTS OF OPERATIONS
                                                 ------------------------
                                        Three Months Ended June 30, 1999 and 1998
                                        -----------------------------------------
                                                       (Unaudited)

                                                                            Three Months                    Three Months
                                                                               Ended                           Ended
                                                                              June 30,                        June 30,
                                                                                1999                            1998
                                                                                ----                            ----
Income:
     Rental                                                                     $  509,802                     $   785,611
     Interest and other income                                                      33,425                          37,759
                                                                          -----------------               -----------------
     Total income                                                                  543,227                         823,370
                                                                          -----------------               -----------------

Expenses:
     Property operations                                                           283,934                         652,656
     Interest:
          To affiliates                                                            226,581                          25,923
          Other                                                                    150,509                         288,698
     Depreciation and amortization                                                  91,156                         206,233
     Administrative:
          To affiliates                                                             83,238                         112,455
          Other                                                                     18,283                         220,248
                                                                          -----------------               -----------------
     Total expenses                                                                853,701                       1,506,213
                                                                          -----------------               -----------------

Loss before allocated loss from joint venture and                                 (310,474)                       (682,843)
     extraordinary item

Loss allocated to minority interest                                                      -                          19,779

Extraordinary item:
     Gain on sales                                                                       -                       3,559,333
                                                                          -----------------               -----------------

Net (loss) income                                                               $ (310,474)                    $ 2,896,269
                                                                          =================               =================


Loss per limited partnership unit before
     extraordinary item                                                         $   (13.29)                    $    (27.53)

Gain on sales per limited partnership unit                                               -                          147.76
                                                                          -----------------               -----------------

(Loss) income per limited partnership unit                                      $   (13.29)                    $    120.23
                                                                          =================               =================


Distributions per limited partnership unit                                      $        -                     $         -
                                                                          =================               =================

Weighted average number of
     limited partnership units
     outstanding                                                                    23,366                          23,366
                                                                          =================               =================

                        See notes to financial statements

                               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                               --------------------------------------------------
                                            STATEMENTS OF OPERATIONS
                                            ------------------------
                                     Six Months Ended June 30, 1999 and 1998
                                     ---------------------------------------
                                                   (Unaudited)

                                                                     Six Months               Six Months
                                                                       Ended                     Ended
                                                                      June 30,                 June 30,
                                                                        1999                     1998
                                                                        ----                     ----
Income:
     Rental                                                             $  960,441              $ 1,455,061
     Interest and other income                                              60,592                   68,121
                                                                  -----------------         ----------------
     Total income                                                        1,021,033                1,523,182
                                                                  -----------------         ----------------

Expenses:
     Property operations                                                   623,033                1,247,459
     Interest:
          To affiliates                                                    304,240                  147,143
          Other                                                            297,535                  625,277
     Depreciation and amortization                                          94,262                  429,375
     Administrative:
          To affiliates                                                    164,526                  204,962
          Other                                                             97,469                  342,913
                                                                  -----------------         ----------------
     Total expenses                                                      1,581,065                2,997,129
                                                                  -----------------         ----------------

Loss before allocated loss from joint venture and
     extraordinary item                                                   (560,032)              (1,473,947)

Loss allocated to minority interest                                              -                   33,302

Extraordinary item:
     Gain on sales                                                               -                3,559,333
                                                                  -----------------         ----------------

Net (loss) income                                                       $ (560,032)             $ 2,118,688
                                                                  =================         ================


Loss per limited partnership unit before
     extraordinary item                                                 $   (23.25)             $    (59.81)

Gain on sales per limited partnership unit                                       -                   147.76
                                                                  -----------------         ----------------

(Loss) income per limited partnership unit                              $   (23.25)             $     87.95
                                                                  =================         ================



Distributions per limited partnership unit                              $        -              $         -
                                                                  =================         ================


Weighted average number of
     limited partnership units
     outstanding                                                            23,366                   23,366
                                                                  =================         ================

                        See notes to financial statements


                                    REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                                    --------------------------------------------------
                                            STATEMENTS OF PARTNERS' (DEFICIT)
                                            ---------------------------------
                                          Six Months Ended June 30, 1999 and 1998
                                          ---------------------------------------
                                                        (Unaudited)


                                                                General                        Limited Partners
                                                                Partners
                                                                 Amount                 Units                  Amount
                                                                 ------                 -----                  ------
Balance, January 1, 1998                                          $ (710,608)              23,366              $ (3,877,035)

Net income                                                            63,561                    -                 2,055,127
                                                            -----------------       --------------        ------------------

Balance, June 30, 1998                                            $ (647,047)              23,366              $ (1,821,908)
                                                            =================       ==============        ==================




Balance, January 1, 1999                                          $ (528,652)              23,366              $ (2,125,154)

Net loss                                                             (16,801)                   -                  (543,231)
                                                            -----------------       --------------        ------------------

Balance, June 30, 1999                                            $ (545,453)              23,366              $ (2,668,385)
                                                            =================       ==============        ==================




                        See notes to financial statements


                               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
                               --------------------------------------------------
                                            STATEMENTS OF CASH FLOWS
                                            ------------------------
                                     Six Months Ended June 30, 1999 and 1998
                                     ---------------------------------------
                                                   (Unaudited)

                                                                     Six Months               Six Months
                                                                       Ended                     Ended
                                                                      June 30,                 June 30,
                                                                        1999                     1998
                                                                        ----                     ----
Cash flow from operating activities:
     Net (loss) income                                                $   (560,032)            $  2,118,688

Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
     Depreciation and amortization                                          94,262                  429,375
     Loss allocated to minority interest                                         -                  (33,302)
     Extraordinary gains                                                         -               (3,559,333)
Changes in operating assets and liabilities:
     Escrow deposits                                                         7,431                   30,029
     Interest and other receivables                                              -                   (3,446)
     Prepaid expenses                                                       63,021                  226,975
     Other assets                                                          (31,968)                       -
     Accounts payable and accrued expenses                                 (28,736)                 (39,245)
     Accrued interest                                                            -                  109,529
     Security deposits and prepaid rent                                     27,864                 (141,268)
                                                                  -----------------         ----------------
Net cash used in operating activities                                     (428,158)                (861,998)
                                                                  -----------------         ----------------

Cash flow from investing activities:
     Capital dispositions (expenditures)                                         -                9,873,904
                                                                  -----------------         ----------------
     Net cash provided by investing activities                                   -                9,873,904
                                                                  -----------------         ----------------

Cash flows from financing activities:
     Mortgage costs                                                           (101)                 282,969
     Cash overdraft                                                              -                 (515,316)
     Accounts payable - affiliates                                         547,138               (1,800,064)
     Principal payments on mortgages                                       (18,847)              (6,979,495)
     Principal payments on note                                            (90,000)                       -
                                                                  -----------------         ----------------
Net cash provided by (used in) financing activities                        438,190               (9,011,906)
                                                                  -----------------         ----------------

Increase in cash                                                            10,032                        -

Cash - beginning of period                                                  29,981                        -
                                                                  -----------------         ----------------

Cash - end of period                                                  $     40,013             $          -
                                                                  =================         ================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                           $    297,535             $    515,748
                                                                  =================         ================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)

1.      GENERAL PARTNERS' DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership IV, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1999 and 1998, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        ------------------------------------------------------

        Rents Receivable
        ----------------

        Due to the nature of these accounts, residential rent receivables are fully reserved for at June 30, 1999 and 1998.

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

        Segment Information
        -------------------

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its limited partners.

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

        Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the six months ended June 30, 1999 totaled approximately $88,000.

5.      MORTGAGES AND NOTES PAYABLE
        ---------------------------

        The Partnership has the following mortgages and notes payable:

        Lakeview
        --------

        The mortgage with a balance of $2,481,746 at June 30, 1998 was satisfied in full when the property was sold in December 1998.

        Woodbridge Manor (formerly Sutton Park)
        ---------------------------------------

        An 8% mortgage with a balance of $3,272,879 and $3,316,055 at June 30, 1999 and 1998, respectively, which provides for annual principal and interest payments of $306,168 payable in equal monthly installments with the remaining balance due February 1, 2006.

        Airlanes I & III
        ----------------

        The mortgage was satisfied in full when the property was sold in February 1998.

        Creekside
        ---------

        The mortgage was satisfied in full when the property was sold in February 1998.

        Andover Park (formerly Willow Creek)
        ------------------------------------

        A mortgage with a balance of $3,950,000 at June 30, 1999 and 1998. The mortgage has a two-year term with a variable interest rate set at a rate equivalent to 300 basis points over the thirty-day LIBOR rate (8.6875% at June 30, 1999). The mortgage has monthly interest only payments, with the remaining balance due and payable in July 2000.

        Evergreen Terrace
        -----------------

        The mortgage with a balance of $1,009,005 at June 30, 1998 was forgiven by the lender when it foreclosed on the property in November 1998.

        The mortgages described above are secured by the Partnership properties to which they relate.

        ---------------------------------------

        The aggregate maturities of mortgages and notes payable for each of the next five years and thereafter are as follows:

                           Year                                    Amount
                           ----                                    ------

                           1999                                  $      44,441
                           2000                                      3,998,130
                           2001                                         52,125
                           2002                                         56,451
                           2003                                         61,137
                           Thereafter                                3,029,442
                                                              ----------------

                           TOTAL                                 $   7,241,726
                                                              ================


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

        A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                                         1999                    1998
                                                         ----                    ----
         Balance, January 1                          $  (36,954)               $ ( 28,677)
         Allocated Loss                                       -                  ( 33,302)
                                                     ----------                ----------
         Balance, June 30                            $  (36,954)               $ ( 61,979)
                                                     ===========               ===========

7.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled approximately $55,135 and $94,488 for the six months ended June 30, 1999 and 1998, respectively.

        The Partnership entered into a management agreement with an unrelated third party for the management of Airlane I and III on August 15, 1986. The agreement provides for the payment of a management fee equal to 4% of monthly gross rental income. An affiliate of the General Partners also receives a management fee of 2% of monthly gross rental income.

        According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the six months ended June 30, 1999 and 1998.

        Accounts payable to affiliates amounted to $3,327,823 and $1,866,885 at June 30, 1999 and 1998, respectively. The payable represents fees due and advances from the Corporate General Partner or an affiliate of the General Partners. Interest charged on accounts payable to affiliates totaled $302,240 and $147,143 for the six months ended June 30, 1999 and 1998.

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

        Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled approximately $4,800 and $5,700 for the six months ended June 30, 1999 and 1998, respectively.

        --------------------------------------

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


9.      FAIR VALUE OF FINANCIAL INSTRUMENTS
        -----------------------------------

        Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of accounts receivable, notes payable - other, accounts payable, accounts payable - affiliates, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

        -----------------------------------------------

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

        The reconciliation of net (loss) income for the six months ended June 30, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                                         June 30,                  June 30,
                                                           1999                      1998
                                                           ----                      ----
        Net (loss) income - statement of operations  $ ( 560,032)               $ 2,118,688

        Add to (deduct from):
         Difference in depreciation                   (  150,000)                  (133,858)
         Gain on sale of property                              -                          -
         Allowance for doubtful accounts              (  176,000)                   153,741
                                                    ------------               ------------

        Net (loss) income - tax return purposes     $ (  886,032)              $  2,138,571
                                                    ============               ============


        ------------------------

        The reconciliation of Partners' (Deficit) as of June 30, 1999 and December 31, 1998 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                      June 30,     December 31,
                                                        1999          1998
                                                        ----          ----

        Partners' (Deficit) - balance sheet         $(3,213,838)   $(2,653,806)

        Add to (deduct from):
         Accumulated difference in
         depreciation                                (6,431,518)    (6,281,518)
         Accumulated amortization                       382,695        382,695
         Syndication fees                             2,734,297      2,734,297
         Difference in book and tax
         basis in partnership investments            (  635,737)    (  635,737)
          Gain from sales of properties               1,453,577      1,453,577
         Gain from fire loss                         (  706,158)    (  706,158)
         Gain on foreclosure                            693,879        693,879
         Other                                        1,109,871      1,285,871
                                                   ------------    -----------

        Partners' (Deficit) - tax return purposes  $( 4,612,932)   $(3,726,900)
                                                   ============    ===========


11.     SUBSEQUENT EVENTS
        -----------------

        The General Partners sold Woodbridge Manor (formerly Sutton Park) located in Lansing, Michigan at the end of August 1999. The sales price was $6.4 million. A gain will be recorded on the third quarter financial statements for the Partnership.

PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources:
--------------------------------

The General Partner continues to fund the Partnership's shortfalls in cash flow, although under no obligation to do so. Such advances to the Partnership are considered payable on demand to the General Partner, and at this point in time, there is no assurance that these advances will continue. The Partnership did not make any distributions during either the second quarter of 1999 or 1998, and is not likely to make any in the future until all Partnership obligations are satisfied and the General Partner is reimbursed for the advances it has made to the Partnership.

Management successfully sold Woodbridge Manor (formerly Sutton Park Apartments) near the end of August 1999. The sales price in the contract dated July 1, 1999 was $6.4 million. The sale will result in a gain being recorded on the Partnership's financial statements during the third quarter of 1999.

The General Partner continues its efforts to locate a buyer for the sole property remaining in this Partnership as it is felt that the sale of the property is in the best interests of the Limited Partners. Until such time as the property is sold, it is highly unlikely that the Limited Partners will receive any return of their investments. Management continues to "heavily" market the remaining property in the Partnership for sale through the use of major media sources, such as the Wall Street Journal. Management believes that occupancy at Andover Park (formerly Willow Creek) must be stabilized and physical improvements must be completed to otherwise enhance the value of the portfolio for either the possible sale or refinancing of this property.

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

--------------------------------------------

Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by October 31, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.

Results of Operations:
----------------------

Net loss for the three month period ended June 30, 1999 amounted to $310,474 or $13.29 per limited partnership unit versus net income for the three month period ended June 30, 1998 of $2,896,269 or $120.23 per limited partnership unit. For the six month period ended June 30, 1999, the net loss amounted to $560,032 or $23.25 per limited partnership unit, versus net income of $2,118,688 or $87.95 per limited partnership unit for the six month period ended June 30, 1998. The net income generated during the six month period ended June 30, 1998 was due to the gain resulting from the sales of Airlanes and Creekside which amounted to $3,559,333. Without such gain, the Partnership incurred a net loss of $1,440,645 or $59.81 per limited partnership unit for the six months ended June 30, 1998.

On a tax basis, the Partnership generated a loss of $886,032 or $36.78 per limited partnership unit for the six month period ended June 30, 1999 versus taxable income of $2,138,571 or $88.78 per limited partnership unit for the six month period ended June 30, 1998. Without considering the gain on sale, the tax basis loss which would have been reported for the first six months of 1998 was approximately $1,420,762 or $58.98 per limited partnership unit.

----------------------------------

Partnership revenue for the quarter ended June 30, 1999 totaled $543,227, a decrease of approximately $280,000 from the same period in 1998. For the six month period ended June 30, 1999 total income decreased by approximately $500,000 from the corresponding period in 1998; total income for the six months ended June 30, 1999 and 1998 was $1,021,033 and $1,523,182, respectively. Rental income for the six month period ended June 30, 1999, totaled $960,441, a decrease of almost $495,600 over the same time period in 1998 when rental income totaled $1,455,061. The above decreases are primarily related to the sales of Airlanes Office/Warehouse Building in February 1998, Creekside Apartments during March 1998, and Lakeview Village Apartments during December 1998, and the eventual foreclosure on Evergreen Apartments during 1998 (i.e., there are four less complexes in the Partnership generating revenue). The decrease is also attributable to extremely low occupancy at Woodbridge Manor (formerly Sutton Park Apartments), which at June 30, 1999 had a physical occupancy of only 75.3%. Also contributing to the decline in revenues are continued delinquencies and concessions offered at both complexes remaining in the Partnership at June 30, 1999.

For the three month period ended June 30, 1999, the Partnership expenses totaled $853,701, a decrease of approximately $653,000 from the quarter ended June 30, 1998. For the six months ended June 30, 1999, the Partnership expenses totaled $1,581,065, decreasing over $1,415,000 from six months ended June 30, 1998. Property operations costs remain high, even with the disposal of four properties, due to management's plans to physically improve the remaining properties in an effort to make them more attractive to potential renters. Payroll and associated costs and repairs and maintenance expenses saw large increases between the two six month periods, and it is management's expectation that such costs will continue to be relatively high through the remaining six months of 1999 due to necessary capital improvement work (capitalizable and non-capitalizable) at Andover Park (formerly Willow Creek), specifically in the replacement of carpeting and appliances and both interior and exterior painting. Amortization was extremely high during the six months ended June 30, 1998 as a result of additional amortization taken on fees paid to extend the Willow Creek mortgage and hold off on a pending foreclosure; this mortgage was subsequently paid in full when a new mortgage was negotiated. Interest expense to affiliates increased dramatically between the six months ended June 30, 1999 and 1998 when the expense totaled $304,240 and $147,143, respectively. The increase is due to the large increase in funds advanced to the Partnership from the General Partners and/or its affiliates in the form of either cash advances, uncollected management fees or uncollected reimbursements. Administrative costs also remained relatively high due to continued legal expenses incurred for evictions and increased brokerage fees incurred and being accrued as a result of management's increased efforts to sell the properties in this partnership.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP IV


By:      /s/  Joseph M. Jayson                                September 30, 1999
         ---------------------                                ------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner and
         Principal Financial Officer