Form 10-Q
period 1999-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 1999-12-23
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
September 30, 1999                                            0-14386

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
             (Exact Name of Registrant as specified in its charter)

      Delaware                                           16-1245153
(State of Formation)                        (IRS Employer Identification Number)

2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1999 the issuer had 23,365.9 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------

                                      INDEX
                                      -----

                                                                                    PAGE NO.
                                                                                    --------

PART I:           FINANCIAL INFORMATION
-------           ---------------------
                  Balance Sheets -
                           September 30, 1999 and December 31, 1998                     3

                  Statements of Operations -
                           Three Months Ended September 30, 1999 and 1998               4

                  Statements of Operations -
                           Nine Months Ended September 30, 1999 and 1998                5

                  Statements of Partners' (Deficit) -
                           Nine Months Ended September 30, 1999 and 1998                6

                  Statements of Cash Flows -
                           Nine Months Ended September 30, 1999 and 1998                7


                  Notes to Financial Statements                                        8 - 19


PART II:          MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION & RESULTS OF
                  --------------------------------
                  OPERATIONS                                                          20 - 23
                  ----------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------
                                   (Unaudited)


                                                                                      September 30,                   December 31,
                                                                                          1999                            1998
                                                                                          ----                            ----
ASSETS
------
Property, at cost:
     Land and improvements                                                          $    244,300                       $    626,300
     Buildings and improvements                                                        4,336,553                         11,385,396
     Furniture, fixtures and equipment                                                   537,500                          1,237,500
                                                                                    ------------                       ------------
                                                                                       5,118,353                         13,249,196
     Less accumulated depreciation                                                     2,497,351                          5,598,075
                                                                                    ------------                       ------------
          Property, net                                                                2,621,002                          7,651,121

Cash                                                                                     127,114                             29,981
Investment in mutual funds                                                             2,623,308                               --
Escrow deposits                                                                          141,717                            437,505
Prepaid expenses                                                                           1,924                             69,613
Mortgage costs, net of accumulated amortization
     of $31,970 and $69,127                                                               95,909                            182,879
Other assets                                                                              20,131                             13,970
                                                                                    ------------                       ------------

            Total Assets                                                            $  5,631,105                       $  8,385,069
                                                                                    ============                       ============


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:

     Mortgages and notes payable                                                    $  3,950,000                       $  7,241,726
     Note payable - other                                                                 98,331                            208,331
     Accounts payable and accrued expenses                                               734,602                            670,189
     Accounts payable - affiliates                                                     3,393,832                          2,780,685
     Accrued interest                                                                      5,860                             27,781
     Security deposits and prepaid rents                                                  67,483                            147,117
                                                                                    ------------                       ------------
            Total Liabilities                                                          8,250,108                         11,075,829
                                                                                    ------------                       ------------

Minority interest in joint venture                                                       (36,954)                           (36,954)
                                                                                    ------------                       ------------

Partners' (Deficit):

     General partners                                                                   (526,499)                          (528,652)
     Limited partners                                                                 (2,055,550)                        (2,125,154)
                                                                                    ------------                       ------------
           Total Partners' (Deficit)                                                  (2,582,049)                        (2,653,806)
                                                                                    ------------                       ------------

           Total Liabilities and Partners' (Deficit)                                $  5,631,105                       $  8,385,069
                                                                                    ============                       ============


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1999 and 1998
                 ----------------------------------------------
                                   (Unaudited)

                                                                                  Three Months             Three Months
                                                                                     Ended                     Ended
                                                                                 September 30,             September 30,
                                                                                      1999                     1998
                                                                                      ----                     ----
Income:
     Rental                                                                       $   395,015              $   689,977
     Interest and other income                                                         35,337                   98,195
                                                                                  -----------              -----------
     Total income                                                                     430,352                  788,172
                                                                                  -----------              -----------

Expenses:
     Property operations                                                              472,942                  513,604
     Interest:
          To affiliates                                                                60,774                   58,080
          Other                                                                       303,596                  200,099
     Depreciation and amortization                                                    124,782                   90,874
     Administrative:
          To affiliates                                                                84,837                   90,251
          Other                                                                       119,082                  150,058
                                                                                  -----------              -----------
     Total expenses                                                                 1,166,013                1,102,966
                                                                                  -----------              -----------

Loss before allocated loss from joint venture
     and gain on sale                                                                (735,661)                (314,794)

Loss allocated to minority interest                                                      --                     27,495

Gain on sale                                                                        1,367,450                     --
                                                                                  -----------              -----------

Net income (loss)                                                                 $   631,789              $  (287,299)
                                                                                  ===========              ===========


Loss per limited partnership unit before gain on sale                             $    (31.48)             $    (12.33)

Gain on sale per limited partnership unit                                               56.77                     --
                                                                                  -----------              -----------

Income (loss) per limited partnership unit                                        $     25.28              $    (12.33)
                                                                                  ===========              ===========



Distributions per limited partnership unit                                        $      --                $      --
                                                                                  ===========              ===========

Weighted average number of
     limited partnership units
     outstanding                                                                       23,366                   23,366
                                                                                  ===========              ===========

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                         Nine Months                 Nine Months
                                                                            Ended                       Ended
                                                                        September 30,               September 30,
                                                                             1999                        1998
                                                                             ----                        ----
Income:
     Rental                                                                $ 1,355,456              $ 2,145,038
     Interest and other income                                                  95,929                  166,316
                                                                           -----------              -----------
     Total income                                                            1,451,385                2,311,354
                                                                           -----------              -----------

Expenses:

     Property operations                                                     1,095,975                1,761,063
     Interest:
          To affiliates                                                        365,014                  205,223
          Other                                                                601,131                  825,376
     Depreciation and amortization                                             219,044                  520,249
     Administrative:
          To affiliates                                                        249,363                  295,213
          Other                                                                216,551                  492,971
                                                                           -----------              -----------
     Total expenses                                                          2,747,078                4,100,095
                                                                           -----------              -----------

Loss before allocated loss from joint venture and
     gain on sale                                                           (1,295,693)              (1,788,741)

Loss allocated to minority interest                                               --                     60,797

Gain on sale                                                                 1,367,450                3,559,333
                                                                           -----------              -----------

Net income                                                                 $    71,757              $ 1,831,389
                                                                           ===========              ===========


Loss per limited partnership unit before gain on sale                      $    (53.79)             $    (71.73)

Gain on sale per limited partnership unit                                        56.77                   147.76
                                                                           -----------              -----------

Income per limited partnership unit                                        $      2.98              $     76.03
                                                                           ===========              ===========


Distributions per limited partnership unit                                 $      --                $      --
                                                                           ===========              ===========

Weighted average number of
     limited partnership units
     outstanding                                                                23,366                   23,366
                                                                           ===========              ===========


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                General                        Limited Partners
                                                                Partners
                                                                 Amount                   Units               Amount
                                                                 ------                   -----               ------
Balance, January 1, 1998                                     $  (710,608)                   23,366          $(3,877,035)

Net income                                                        54,942                      --              1,776,447
                                                             -----------               -----------          -----------

Balance, September 30, 1998                                  $  (655,666)                   23,366          $(2,100,588)
                                                             ===========               ===========          ===========




Balance, January 1, 1999                                     $  (528,652)                   23,366          $(2,125,154)

Net loss                                                           2,153                      --                 69,604
                                                             -----------               -----------          -----------

Balance, September 30, 1999                                  $  (526,499)                   23,366          $(2,055,550)
                                                             ===========               ===========          ===========


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                               Nine Months              Nine Months
                                                                                  Ended                    Ended
                                                                              September 30,            September 30,
                                                                                  1999                     1998
                                                                                  ----                     ----
Cash flow from operating activities:
     Net income                                                               $    71,757               $ 1,831,389

Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation and amortization                                                219,044                   520,249
     Loss allocated to minority interest                                             --                     (60,797)
     Gain on sale(s)                                                           (1,367,450)               (3,559,333)
Changes in operating assets and liabilities:
     Escrow deposits                                                              295,788                    18,862
     Interest and other receivables                                                  --                       5,829
     Prepaid expenses                                                              67,689                   232,506
     Other assets                                                                  (6,161)                     --
     Accounts payable and accrued expenses                                         64,413                    87,415
     Accrued interest                                                             (21,921)                  243,562
     Security deposits and prepaid rent                                           (79,634)                 (178,840)
                                                                              -----------               -----------
Net cash used in operating activities                                            (756,475)                 (859,158)
                                                                              -----------               -----------

Cash flow from investing activities:
     Capital dispositions                                                       6,265,495                 9,873,904
     Investment in mutual funds                                                (2,623,308)                     --
                                                                              -----------               -----------
Net cash provided by investing activities                                       3,642,187                 9,873,904
                                                                              -----------               -----------

Cash flows from financing activities:
     Mortgage costs                                                                  --                     282,970
     Cash overdraft                                                                  --                    (330,379)
     Accounts payable - affiliates                                                613,147                (1,975,933)
     Principal payments on mortgages and notes                                 (3,401,726)               (6,991,404)
                                                                              -----------               -----------
Net cash used in financing activities                                          (2,788,579)               (9,014,746)
                                                                              -----------               -----------

Increase in cash                                                                   97,133                      --

Cash - beginning of period                                                         29,981                      --
                                                                              -----------               -----------

Cash - end of period                                                          $   127,114               $      --
                                                                              ===========               ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                   $   623,052               $   581,814
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


1.       GENERAL PARTNERS' DISCLOSURE
         ----------------------------

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership IV, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1999 and 1998, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

----------------------------------------------------------

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

---------------------------------------------------------

     In August 1999 Woodbridge Manor (formerly Sutton Park ) was sold for a sales price of $6,400,000. The sale generated a gain for financial statements purposes of $1,367,450.

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

Woodbridge Manor (formerly Sutton Park)
---------------------------------------

     The property was refinanced January 11, 1996 with an 8% mortgage for $3,400,000, and an unsecured $50,000 promissory note. The new mortgage provides for annual principal and interest payments of $306,168 in equal monthly installments. The balance outstanding at September 30, 1998 and 1997 was $3,302,288 and $3,352,465 respectively. The term of the mortgage is 10 years with the remaining balance due and payable on February 1, 2006. The promissory note provides for monthly principal payments of $2,083 plus interest accruing at the lenders reference rate plus 2% (total of 10.50% at September 30, 1997). At September 30, 1998 and 1997, the outstanding balance was $0 and $10,423, respectively. This property was sold August 1999 and the mortgage was paid in full.

Airlanes I & III
----------------

     A 7.625% mortgage with a balance of $3,448,282 at September 30, 1997, which provided for annual principal and interest payments of $369,783 payable in equal monthly installments, with the remaining balance due January 1, 1999. This property was sold in February 1998 and the mortgage was paid in full.

---------------------------------------

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

Andover Park (formerly Willow Creek)
------------------------------------

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

---------------------------------------

Chapelwood Estates  (formerly Cedar Court)
------------------------------------------

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

     The mortgages described above are secured by the Partnership properties to which they relate.

     The aggregate maturities of mortgages and notes payable for each of the next five years and thereafter are as follows:

                  Year                               Amount
                  ----                               ------

                  1997                           $         0
                  1998                             3,950,000
                  1999                                     0
                  2000                                     0
                  2001                                     0
                  Thereafter                               0
                                                 -----------
                  TOTAL                          $ 3,950,000
                                                 ===========


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

A reconciliation of the minority interest share in the Lakeview Joint Venture is as follows:

                                                1999
                                                ----
     Balance, January 1                     $ ( 36,954)
     Allocated Loss                                  -
                                            -----------
     Balance, September 30                  $ ( 36,954)
                                            ===========

7.       RELATED PARTY TRANSACTIONS
         --------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $82,735 and $130,488 for the nine months ended September 30, 1999 and 1998, respectively.

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

     According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the nine months ended September 30, 1999 and 1998.

--------------------------------------

     Accounts payable to affiliates amounted to $3,393,832 and $1,691,016 at September 30, 1999 and 1998, respectively. The payable represents fees due and advances from the Corporate General Partner or an affiliate of the General Partners. Interest charged on accounts payable to affiliates totaled $365,014 and $205,223 for the nine months ended September 30, 1999 and 1998.

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

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $8,262 and $8,550 for the nine months ended September 30, 1999 and 1998, respectively.

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

     The reconciliation of net income (loss) for the nine months ended September 30, 1999 and 1999 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                                     September 30,       September 30,
                                                         1999                1998
                                                         ----                ----
Net income (loss) - statement of operations          $  71,757           $ 1,831,389

Add to (deduct from):
     Difference in depreciation                       (219,044)             (200,787)
     Gain on sale of property                          150,000
     Allowance for doubtful accounts                   217,400               230,000
                                                     ---------           -----------

Net income (loss) - tax return purposes              $ 220,113           $ 1,860,602
                                                     =========


-------------------------

     The reconciliation of Partners' (Deficit) as of September 30, 1999 and December 31, 1998 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                  September 30,           December  31,
                                                      1999                    1998
                                                      ----                    ----
Partners' (Deficit) - balance sheet               $(2,582,049)             $(2,653,806)

Add to (deduct from):
     Accumulated difference in
     depreciation                                  (6,500,562)              (6,281,518)
     Accumulated amortization                         382,695                  382,695
     Syndication fees                               2,734,297                2,734,297
     Difference in book and tax
     basis in partnership investments                (635,737)                (635,737)
     Gain on Sale                                   1,603,577                1,453,577
     Gain from fire loss                             (706,158)                (706,158)
     Gain on foreclosure                              693,879                 693,8793
     Other                                          1,068,471                1,285,871
                                                  -----------            -------------

Partners' (Deficit) - tax return purposes         $(3,941,587)             $  (3,726,900)
                                                  ===========              =============


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Management successfully sold Woodbridge Manor (formerly Sutton Park Apartments) near the end of August 1999. The sales price in the contract dated July 1, 1999 was $6.4 million. The sale resulted in a gain being recorded on the Partnership's financial statements during the third quarter of 1999.

The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a business activities. Management has discussed with outside independent computer consultants its readiness for the year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write it tax software making it Year 2000 compliant. This work began May 1, 1999 and is almost completed.

-------------------------------------------

Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non - informational systems have also been evaluated and management feels that there will be little , if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with testing done by October 31, 1999. The Partnership is working on a contingency plan in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained until the problems with its systems are resolved. Management feels its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.

Results of Operations:
----------------------

Net loss for the three month period ended September 30, 1999 amounted to $735,661 or $31.48 per limited partnership unit versus a net loss for the three month period ended September 30, 1998 of $314,794 or $12.33 per limited partnership unit. For the nine month period ended September 30, 1998, the net income amounted to $71,757 or $2.98 per limited partnership unit, versus income of $1,831,389 or $76.03 per limited partnership unit for the nine month period ended September 30, 1998. The net income generated during the nine month period ended September 30, 1998 was due to the gain resulting from the sales of Airlanes and Creekside which amounted to $3,559,333. Without such gain, the Partnership incurred a net loss of $1,788,741 or $71.73 per limited partnership unit for the nine months ended September 30, 1998.

On a tax basis, the Partnership generated income of $220,113 or $9.14 per limited partnership unit for the nine month period ended September 30, 1998 versus income of $1,860,602 or $77.24 per limited partnership unit for the nine month period ended September 30, 1998. Again, without considering the gain on sale, the tax basis loss which would have been reported for the first nine months of 1998 was approximately $1,698,731 or $70.52 per limited partnership unit.

Partnership revenue for the quarter ended September 30, 1999 totaled $430,352, a decrease of almost $357,820 from the same period in 1998. For the nine month period ended September 30, 1999 total income decreased by $859,969 from the corresponding period in 1998; total income for the nine months ended September 30, 1999 and 1998 was $1,451,385 and $2,311,354, respectively. Rental income for the nine month period ended September 30, 1999, totaled $1,355,456, a decrease of just over $2,145,038 over the same time period in 1998. All the above decreases are primarily related to the sales

---------------------------------

of Airlanes Office/Warehouse Building in February 1998 and Creekside Apartments during March 1998 (i.e., there are two less complexes in the Partnership generating revenue). Woodbridge Manor (formerly Sutton Park) was not sold until August of 1999.

For the three month period ended September 30, 1999, the Partnership expenses totaled $1,166,013, a increase of approximately $63,017 from the quarter ended September 30, 1998. For the nine months ended September 30, 1999, the Partnership expenses totaled $2,747,078, decreasing almost $1,353,017 from the same nine month period in the previous year. This is mostly due to the sale of two properties (Creekside and Airlanes) . Payroll and associated costs and repairs and maintenance expenses saw large increases between the two nine month periods, and it is management's expectation that such costs will continue to be relatively high through the remaining months of 1999 due to necessary capital improvement work at the properties. Several capital improvements projects are continuing and exterior painting. As was noted in the previous quarter, depreciation and amortization increased dramatically between the nine months ended September 30, 1999 and 1998. The increase was due to two factors: 1) accounting pronouncements resulted in the ceasing of depreciation on several properties in 1997 due to existing sales contracts, which were either subsequently canceled or acted upon; and 2) additional amortization taken on fees paid to extend the Andover Park (formerly Willow Creek) mortgage and hold off on a pending foreclosure; this mortgage was subsequently paid in full when a new mortgage was negotiated. Administrative costs also remained relatively high due to increased brokerage fees incurred and being accrued as a result of management's increased efforts to sell the properties in this partnership.

Again, management continues to put forth great effort to control and manage the Partnership's expenses while also focusing heavily on increasing occupancies..

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

                                       -23

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