Form 10-K405
period 1999-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 2000-09-27
CIK 763698

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                           For the Fiscal Year Ended December 31, 1999

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No  [ ]

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

                                     PART I

ITEM 1:  BUSINESS
-----------------

         The Registrant, Realmark Property Investors Limited Partnership IV (the "Partnership"), is a Delaware limited partnership organized in February 1985, pursuant to an Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the Delaware Revised Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner"). During 1988, Realmark Properties IV Associates ("Associates") and RPI Investors-IV, Inc. (formerly the "Corporate General Partner") were merged with Realmark Properties, Inc. (the "Corporate General Partner").

         The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on April 22, 1985, and concluded the offering on June 22, 1986, having raised a total of $23,365,900 before deducting sales commissions and expenses of the offering.

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. As of December 31, 1999, the Partnership owns one (1) apartment complex totaling 215 units. This property is located in a relatively stable community with a solid base from which to draw residents. There remains however, strong competition from other complexes in the area. See also item 7. The apartment complex is managed for the Partnership by Realmark Corporation, an affiliate of the General Partners.

         The business of the Partnership is not seasonal. As of December 31, 1999, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1999 were employees of the Corporate General Partner or its affiliates.

         The Registrant's objectives are to acquire, operate and hold existing income-producing properties to (1) provide long-term capital appreciation, (2) provide cash distributions from operations, (3) provide investors with a diversified real estate portfolio, and (4) preserve and protect Partnership capital.

         Occupancy for each complex as of December 31, 1999, 1998 and 1997 was as follows:

                                                             1999             1998               1997
                                                             ----             ----               ----
Woodbridge Manor Apartments                                   ***              68%               77%
Creekside Apartments                                           *                *                88%
Andover Park Apartments                                       83%              81%               87%
Evergreen Terrace Apartments                                  **               **                89%
Airlane Office Warehouse                                       *                *                90%
Lakeview Apartments (Joint Venture)                            *                *                49%

*    This property was sold during 1998.

** The mortgagee put this property into receivership during 1998 and foreclosed on the property in November 1998. No year-end occupancy is available.

***  This property was sold during 1999.

ITEM 1:  BUSINESS (Con't.)
--------------------------

         The percentage of total Partnership revenue generated from each complex as of December 31, 1999, 1998 and 1997 was as follows:

                                                             1999             1998               1997
                                                             ----             ----               ----
Woodbridge Manor Apartments                                   40%              41%                25%
Creekside Apartments                                           -                7%                22%
Andover Park Apartments                                       60%              31%                17%
Evergreen Terrace Apartments                                   -                8%                 6%
Chapelwood Estates                                             -                -                  2%
Airlane Office Warehouse                                       -                3%                15%
Lakeview Apartments (Joint Venture)                            -               10%                13%

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


ITEM 2:  PROPERTIES
-------------------

Name and Location          General Character of Property                        Purchase Date
-----------------          -----------------------------                        -------------
Lakeview Village Apts.     Property was sold in December 1998.
Joint Venture
Milwaukee, WI

Woodbridge Manor Apts.     Property was sold August 1999.
(formerly Sutton
Park Apts.)
Lansing, MI

Airlane I & III            Property was sold in February 1998.
Nashville, TN

Evergreen Terrace Apts.    Foreclosed on in November 1998.
(formerly Sunset Hills
Apts.)
Lansing, MI





ITEM 2:  PROPERTIES  (Con't.)
-----------------------------

Name and Location          General Character of Property                        Purchase Date
-----------------          -----------------------------                        -------------

Andover Park Apts.         Apartment complex; 18 buildings on 12.4              December 1986
(formerly Willow           acres; 215 units.  The property's mortgage
Creek Apts.)               was refinanced in June 1998 with a variable
Greenville, SC             rate (equal to the LIBOR rate plus 300 basis points)
                           mortgage with a balance of $3,950,000 at December
                           31, 1999, which provides for monthly interest only
                           payments until maturity. The term of the
                           mortgage is two (2) years with the remaining
                           balance due and payable on July 25, 2000.

Creekside Apts.            Property was sold in March 1998.
(formerly Bretton Park
Phase I and II)
Flat Rock, MI

ITEM 3:  LEGAL PROCEEDINGS
--------------------------

         The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings; however, for a discussion of litigation which is pending against the General Partners and certain other associates, please see item 7.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.
-----------------------------------------------------------------------

         There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

         The Partnership did not make any distributions for the years ended December 31, 1999, 1998 or 1997. See also Item 6.

         As of December 31, 1999, there were 2,496 record holders of units of Limited Partnership Interest.


      ITEM 6: SELECTED FINANCIAL DATA
      -------------------------------

                                                  Realmark Properties Investors Limited Partnership-IV
                                                  ----------------------------------------------------

                                       Year Ended      Year Ended     Year Ended      Year Ended      Year Ended
                                      Dec. 31, 1999   Dec. 31, 1998  Dec. 31, 1997   Dec. 31, 1996   Dec. 31, 1995
                                      -------------   -------------  -------------   -------------   -------------
Total assets                          $  4,554,061    $  8,385,069    $ 19,088,920    $ 20,488,126    $ 19,982,793
                                      ============    ============    ============    ============    ============

Notes payable and
  long-term obligations               $  3,950,000    $  7,241,726    $ 17,740,913    $ 18,939,324    $ 19,414,288
                                      ============    ============    ============    ============    ============
------------------------------------------------------------------------------------------------------------------
Revenue                               $  1,790,092    $  3,005,495    $ 5,177,4635    $  5,536,412    $  5,753,559

Expenses                                 2,696,593       5,067,279       6,755,566       6,759,234       7,225,672

Loss before (income) loss
 allocated to minority interest,
  gain on sale of properties, and
  extraordinary items                     (906,501)     (2,061,784)     (1,578,103)     (1,222,822)     (1,472,113)

(Income) Loss allocated to
  minority interest                         (8,430)          8,277          47,154          36,106          42,625

Gain on sale of properties               1,131,370       3,509,473              --              --              --

Extraordinary items                             --         477,871         150,771       1,501,158              --
                                      ------------    ------------    ------------    ------------    ------------

Net income (loss)                     $    216,439    $  1,933,837    $ (1,380,178)   $    314,442    $ (1,429,488)
                                      ============    ============    ============    ============    ============
------------------------------------------------------------------------------------------------------------------
Net cash provided by
    (used in) operating activities    $ (1,102,255)   $ (2,654,306)    $ 388,4086)    $   (984,095)   $   (875,686)

Principal payments on
  long-term debt                        (3,291,726)    (10,761,617)       (303,860)     (5,658,964)       (467,195)

Proceeds from refinancing                       --       3,950,000              --              --              --

Principal payments upon
  refinancing                                   --      (3,434,411)             --              --              --
                                      ------------    ------------    ------------    ------------    ------------
Net cash  provided
  by (used in) operating activities
  plus proceeds less principal
  payments on long-term debt          $ (4,393,981)   $(12,900,334)   $     84,548)   $ (6,643,059)   $ (1,342,881)
                                      ============    ============    ============    ============    ============
------------------------------------------------------------------------------------------------------------------
Income (loss) per limited
  partnership unit before
  extraordinary gains                 $       4.14     $     54.53    $     (63.55)   $     (49.26)   $     (59.34)

Extraordinary gains per
  limited partnership unit                    0.00           20.45            6.26           62.32              --
                                      ------------    ------------    ------------    ------------    ------------

Income (loss) per limited
  partnership unit                    $       4.14     $     74.98    $     (57.29)   $      13.06    $     (59.34)
                                      ============    ============    ============    ============    ============

Weighted average number
  of limited partnership
  units outstanding                         23,366          23,366          23,366          23,366          23,366
                                      ============    ============    ============    ============    ============
------------------------------------------------------------------------------------------------------------------

                                        5

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Liquidity and Capital Resources:
--------------------------------

         The Partnership continues to incur cash flow deficits (excluding gains from property sales and extraordinary gains) and large losses from operations as has been noted in prior years. The Corporate General Partner and its affiliates have regularly advanced funds and/or not taken payment of fees otherwise entitled to whenever it was necessary to cover its shortfalls. The Corporate General Partner is under no obligation to make advances, and there is no assurance that such advances will continue. As of December 31, 1999, the Corporate General Partner (and affiliate) advances totaled $2,649,886, all of which is payable on demand and accruing interest at 11% per annum. Due to the operating shortfalls, the Partnership did not make any distributions in the years ended December 31, 1999, 1998 and 1997. Until such time as the Partnership can satisfy its obligations and repay the Corporate General Partner and affiliate advances, which is not expected to happen prior to the sale of the remaining property in the Partnership, no distributions are anticipated.

         The mortgage on Andover Park Apartments is expected to be refinanced prior to its July 2000 maturity.

         Management was successful in negotiating sales contracts in 1998 and 1999 on Airlanes Office/Warehouse, Creekside Apartments and Lakeview Village Apartments and Woodbridge Manor Apartments. The Airlanes Office/Warehouse Complex sold on February 12, 1998 for a sales price of $4,700,000, while Creekside Apartments sold on March 18, 1998 for $5,075,000. Lakeview Village Apartments were sold on December 29, 1998 for a sales price of $3,400,000. The sales resulted in a total gain for financial statement purposes totaling $3,509,473 for the year ended December 31, 1998. In addition, the sale of Lakeview Village Apartments resulted in an extraordinary gain from extinguishment of debt which amounted to $253,159 for the year ended December 31, 1998 as the lender forgave a portion of the mortgage and/or accrued interest on the debt.

         During 1998, management allowed the foreclosure on Evergreen Apartments, located in Lansing, Michigan. As a result of the foreclosure, the bank took back the building and any personal property which the mortgage was secured by, they kept all escrow account balances and other deposits which were in their possession, and they forgave the mortgage and any accrued interest. The foreclosure resulted in an extraordinary gain of $224,712 for the year ended December 31, 1998.

         During 1999, Woodbridge Manor Apartments, located in Lansing, Michigan was sold for a sale price of $6,400,000. The sale resulted in a $1,131,370 total gain for financial statement purposes for the year ended December 31, 1999.

         Management has once again implemented a corrective action plan in response to the going concern considerations discussed in Note 11 to the financial statements. These plans include the closer monitoring of expenses such as payroll and maintenance, which have typically been the expenses that have increased from year to year. Management, however, realizes that with the physical improvements needed at the remaining property, cutting expenses drastically is not very likely. More attention has to be centered on increasing revenues. Management must decrease vacancies and improve on its collection

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Con't.)
         ------------------------------

Liquidity and Capital Resources (Con't.):
-----------------------------------------

policies. This will be a major area of focus in the coming year. Management's plans also include increased efforts to sell the one remaining property in the Partnership. Marketing efforts will include advertising in national newspapers, such as The Wall Street Journal, and mailing of sales packages and follow-up telephone calls to brokers. Management has received offers on the property, but either the offers have been lower than what management feels the property is worth in the current marketplace or the sales were subject to a number of contingencies and were eventually canceled by the buyer.

         The Partnership conducted a review of its computer systems to identify the systems that could have been affected by the "year 2000 issue" and implemented a plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management contracted with outside independent computer consultants to resolve the issue. The majority of the software in use is "2000 compliant" or was added at no significant cost. Management also engaged a computer firm to re-write its tax software making it Year 2000 compliant. Management did not experience any significant problems with its computers as a result of the year 2000 issue and does not anticipate any such problems in the future.

The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines and on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. The actions allege breaches of contract and breaches of fiduciary duty and seek, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner have filed a motion to dismiss the first complaint and are presently reviewing the second complaint and intend to vigorously pursue their defense.

Results of Operations:
----------------------

         For the years ended December 31, 1999 and 1998, respectively, the Partnership had net income of $216,439 or $4.14 per limited partnership unit and $1,933,837 or $74.98 per limited partnership unit. Included in net income was the gain on sale of Woodbridge Manor Apartments of $1,131,370 in 1999 and the gain on sale of Creekside Apartments, Lakeview Apartments and Airlane Office Warehouse of $3,509,473 in 1998. Extraordinary gains in 1998 were due to foreclosure on Evergreen Terrace Apartments by the mortgagee totaling $224,712 and from debt forgiveness totaling $253,159. Before such gains, the loss incurred by the Partnership was $914,931 or $37.98 per limited partnership unit in 1999 and $2,053,507 or $85.25 per limited partnership unit in 1998. For the year ended December 31, 1997, the Partnership incurred a net loss totaling $1,380,178 or $57.29 per limited partnership unit after extraordinary income resulting from the foreclosure on Chapelwood Estates Apartments of $150,771.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Con't.)
         ------------------------------

Results of Operations(Con't):
-----------------------------

         Partnership revenues for the year ended December 31, 1999 totaled $1,790,092, consisting of rental income of $1,549,105 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $240,987. Rental income for the years ended December 31, 1998 and 1997 totaled $2,766,367 and $4,861,019, respectively. The primary reason for the decrease in total revenue when comparing the year ended December 31, 1999 to both 1998 and 1997 is the reduction in the number of properties owned over the three year period. The Partnership sold one property in August of 1999 and two properties (one residential and one commercial property) at the beginning of 1998 which had reported income for the full year of 1997. Two other properties were disposed of in late 1998. Declining average occupancy was evident over the last three years and also contributed to the decline in revenue. Occupancy at the one property remaining in the Partnership at December 31, 1999 increased slightly when compared 1998 but was lower than 1997. Occupancies at Lakeview Apartments, which was sold in December 1998, and Evergreen Apartments, which was foreclosed on by the lender in November 1998, were extremely low up until the time of disposal. As an example, Lakeview's occupancy dropped to approximately 60% just prior to its sale. In an effort to increase occupancies, management continued to offer incentive programs throughout the year.

         Partnership expenses for the year ended December 31, 1999 totaled $2,696,593, a decrease over the expenses of the years ended December 31, 1998 and 1997 when expenses totaled $5,067,279 and $6,755,566, respectively. The primary reason for the decrease in total expenses is attributed, just as the decrease in revenue, to there being fewer properties incurring expenses in the Partnership. No depreciation was taken during 1999 or 1998 since all properties were considered to be "held for sale" (see Note 3 to the financial statements) in those years. Administrative expenses also decreased over the last several years due to the decrease in the number of properties owned.

         The Partnership expects to continue incurring higher than "normal" property operations expenses in the near future as a considerable amount of improvement work is still necessary to make the remaining property more attractive to new tenants and potential buyers. Some of the needed future improvements will result in capitalizable assets while others will be expensed in the year made. The work planned includes interior and exterior painting, replacing of carpeting and appliances at several of the units, and structural work such as decks/patios. Cash generated from prior sales of properties and currently held in reserve will be the primary source of funding for the improvements. Although this work is necessary in order to increase rental revenue generated in the Partnership, management continues to keep in mind that expenditures must be closely monitored so as not to worsen the cash flow situation of the Partnership.

         For the year ended December 31, 1999, the tax basis income was $3,827,897 or $158.91 per limited partnership unit compared to a tax basis income of $3,048,632 or $126.56 per limited partnership unit for the year ended December 31, 1998 and a tax basis loss of $1,127,838 or $46.82 per limited partnership unit for the year ended December 31, 1997. The Partnership agreement provides for the taxable income or losses other than from refinancing or disposal of a property to be allocated 97% to the Limited Partners and 3% to the General Partners.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

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


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         Listed under Item 14 of the report.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         As reported on Form 8-K/A, filed with the Securities and Exchange Commission on April 17, 2000, and incorporated herein by reference in its entirety: (i) Deloitte & Touche, LLP notified the Company on January 11, 2000 that its relationship as the principal accountants to audit the Company's financial statements had ceased; and (ii) effective January 28, 2000, the company engaged Toski, Schaefer & Co., P.C. as its independent accountants.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 1999 are listed below. Each director is subject to election on an annual basis.

                                    Title of All Positions                          Year First
Name                                Held With the Company                      Elected to Position
----                                ---------------------                      -------------------
Joseph M. Jayson                    President and Director                             1979

Judith P. Jayson                    Vice President and Director                        1979

Michael J. Colmerauer               Secretary                                          1991

         Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

         The Director and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 61, is President and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is President and Director of Realmark Corporation and Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been engaged in the real estate business for the last 37 years and is a Certified Property manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 37 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways, in forming over 30 real estate related limited partnerships. For the past 18 years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 59, is currently Vice-President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 28 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

         Michael J. Colmerauer, 42, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 16 years.

ITEM 11: EXECUTIVE COMPENSATION.
--------------------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1999, 1998 or 1997; nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor for the years ended December 31, 1999, 1998 or 1997.

         The following table sets forth for the years ended December 31, 1999, 1998 and 1997 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:

      Entity Receiving                   Type of
        Compensation                  Compensation               1999             1998             1997
        ------------                  ------------               ----             ----             ----
Realmark Properties, Inc.
(The Corporate
General Partner)              Interest charged on
                                 accounts payable -
                                 affiliates                      $324,016         $ 268,880       $ 306,514
                                                             ------------     -------------     -----------

                              Reimbursement for
                              allocated  partnership
                              operational expenses                141,167           175,385         249,667


Realmark Corporation          Property Management Fees             83,345           129,086         264,396
                              Computer Service Charges              7,338             9,942          20,394
                                                             ------------     -------------     -----------
                                                                  231,850           314,413         534,457
                                                             ------------     -------------     -----------

                              Total                               555,866         $ 583,293       $ 840,971
                                                             ============     =============     ===========

         The executive officers received compensation from J.M. Jayson & Co., Inc. Any portion of an officer's compensation attributable to an officer's services to the Partnership are immaterial. The directors receive no compensation from any entity. The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement) of which 2% is subordinated to the receipt by the Limited Partners of a non cumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). No such fees were paid or accrued by the Partnership in or for the

ITEM 11: EXECUTIVE COMPENSATION. (Con't)
----------------------------------------

years ended December 31, 1999, 1998 and 1997. The General Partners are entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations. No such fee was paid or accrued by the Partnership in or for the years ended December 31, 1999, 1998 and 1997.

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

         The General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions have not been met no fees have been recorded or paid on the sale of the Gold Key II apartment complex in 1990 and the Airlane Office Warehouse, Creekside Apartments, and Lakeview Village Apartments in 1998 and the Woodbridge Manor Apartments in 1999.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially more than five percent (5%) of the units of Limited Partnership Interests of the Partnership. Except for the General Partner's Interest in the Partnership ($3,000 initial capital contribution), the General Partners, as of December 31, 1999, owned no units of Limited Partnership Interest.

Affiliates of the General Partners own of record or beneficially 23.1 units of Limited Partnership Interest constituting approximately .10% of the total Partnership Interest.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
--------------------------------------------------------

         (a)      Transactions with Management and Others.
                  ----------------------------------------

         During 1999, no transactions occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in
Note 6 to the Financial Statements.

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

         (a)      Financial Statements and Schedules.
                  -----------------------------------

                  FINANCIAL STATEMENTS                                                     PAGE
                  --------------------                                                     ----
                  (i)      Independent Auditors' Report                                     F-1
                  (ii)     Independent Auditors' Report for the                             F-2
                              two fiscal years ended December 31, 1998
                  (iii)    Balance Sheets at December 31, 1999 and 1998                     F-3
                  (iv)     Statements of Operations for the years ended
                              December 31, 1999, 1998 and 1997                              F-4
                  (v)      Statements of Partners' Deficit for the
                              years ended December 31, 1999, 1998 and 1997                  F-5
                  (vi)     Statements of Cash Flows for the years ended
                              December 31, 1999, 1998 and 1997                              F-6
                  (vii)    Notes to Financial Statements                                    F-7 to F-16

                  FINANCIAL STATEMENT SCHEDULE
                  ----------------------------

                  (i)      Schedule III - Real Estate and Accumulated Depreciation          F-17-F-18

                  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

         (b)      Reports on Form 8-K.
                  --------------------

                  (i)  None.

         (c)      Exhibits
                  --------

                  4.       Instruments defining the rights of security holders, including indentures.

                           (a)      First Amended and Restated Agreement and
                                    Certificate of Limited Partnership filed with the Registration Statement of the Registrant Form S-11, filed February 14,
                                    1985, and subsequently amended, incorporated herein by reference.

                           (b)      Partnership Agreement included with the
                                    Registration Statement of the Registrant as filed and amended to date incorporated herein by reference

                  10.      Material contracts.

                           (a)      Property Management Agreement with Realmark
                                    Corporation included with the Registration
                                    Statement of the Registrant as filed and amended to date incorporated herein by reference.

                           (b)      Joint Venture Agreement with Realmark
                                    Property Investors Limited Partnership VI B as filed and amended to date incorporated herin by reference.

                  27.      Financial Data Schedule

                           (a)      Schedule is included herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - IV


By:      /s/  JOSEPH M. JAYSON                      9/27/00
         -----------------------------          ---------------
         JOSEPH M. JAYSON,                           Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ JOSEPH M. JAYSON                       9/27/00
         -----------------------------          ---------------
         JOSEPH M. JAYSON,                           Date
         President and Director


         /s/ JUDITH P. JAYSON                       9/27/00
         -----------------------------          ---------------
         JUDITH P. JAYSON,                           Date
         Director


         /s/ MICHAEL J. COLMERAUER                  9/27/00
         -----------------------------          ---------------
         MICHAEL J. COLMERAUER                       Date
         Secretary

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited Partnership-IV:

We have audited the accompanying balance sheet of Realmark Property Investors Limited Partnership-IV as of December 31, 1999, and the related statements of operations, partners' deficit, and cash flows for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit. The financial statements of Realmark Property Investors Limited Partnership-IV for the years ended December 31, 1998 and 1997 were audited by other auditors whose report dated June 16, 1999, on those statements included an explanatory paragraph that described substantial doubt about the Partnership's ability to continue as a going concern as discussed in note 12 to those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-IV as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in note 11 to the financial statements, the Partnership's recurring losses from operations, operating cash flow deficiencies, partners' deficit and the current nature of its mortgage payable raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               /s/ TOSKI, SCHAEFER & CO., P.C.
                                               -------------------------------
Williamsville, New York                        TOSKI, SCHAEFER & CO., P.C.
April 12, 2000
(August 21, 2000 as to note 13)

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership - IV

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership - IV as of December 31, 1998 and the related statements of operations, partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - IV at December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 12 to those financial statements, the Partnership's recurring losses, continuing cash flow deficiencies and partners' deficit, raise substantial doubt about its ability to continue as a going concern.

Management's plans concerning these matters are also described in Note 12 to those financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP


Buffalo, New York
June 16, 1999


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                                 Balance Sheets
                           December 31, 1999 and 1998



                           Assets                                                  1999              1998
                           ------                                                  ----              ----
Property and equipment, at cost (including assets held for sale, see note 3):
         Land                                                                   $    226,300         626,300
         Buildings and improvements                                                4,354,553      11,385,396
         Furniture and fixtures                                                      537,500       1,237,500
                                                                                ------------    ------------

                                                                                   5,118,353      13,249,196

         Less accumulated depreciation                                             2,365,276       5,598,075
                                                                                ------------    ------------

                           Net property and equipment                              2,753,077       7,651,121
                                                                                ------------    ------------

Cash                                                                               1,686,913          29,981
Escrow deposits                                                                       76,876         437,505
Prepaid expenses                                                                          --          69,613
Mortgage costs, net of accumulated amortization of $95,909
     in 1999 and $69,127 in 1998                                                      31,970         182,879
Other assets                                                                           5,225          13,970
                                                                                ------------    ------------

                           Total assets                                         $  4,554,061       8,385,069
                                                                                ============    ============

              Liabilities and Partners' Deficit
              ---------------------------------

Liabilities:
     Mortgages payable                                                             3,950,000       7,241,726
     Notes payable - other                                                                --         208,331
     Accounts payable and accrued expenses                                           318,921         670,189
     Interest payable                                                                 32,917          27,781
     Accounts payable - affiliates                                                 2,649,886       2,780,685
     Security deposits and prepaid rents                                              68,228         147,117
                                                                                ------------    ------------

                           Total liabilities                                       7,019,952      11,075,829
                                                                                ------------    ------------

Minority interest in joint venture                                                   (28,524)        (36,954)

Partners' deficit:
     General partners                                                               (409,022)       (528,652)
     Limited partners                                                             (2,028,345)     (2,125,154)
                                                                                ------------    ------------

                           Total partners' deficit                                (2,437,367)     (2,653,806)
                                                                                ------------    ------------

                           Total liabilities and partners' deficit              $  4,554,061       8,385,069
                                                                                ============    ============


See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                            Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997

                                                          1999           1998           1997
                                                          ----           ----           ----
Income:
     Rental                                            $ 1,549,105      2,766,367      4,861,019
     Interest and other                                    240,987        239,128        316,444
                                                       -----------    -----------    -----------

                           Total income                  1,790,092      3,005,495      5,177,463
                                                       -----------    -----------    -----------
Expenses:
     Property operations                                 1,288,381      2,142,224      2,890,229
     Interest:
         To affiliates                                     324,016        268,880        306,514
         Other                                             648,770      1,721,235      1,610,770
     Depreciation                                               --             --        853,248
     Administrative:
         To affiliates                                     231,850        314,413        534,457
         Other                                             203,576        620,527        560,348
                                                       -----------    -----------    -----------

                           Total expenses                2,696,593      5,067,279      6,755,566
                                                       -----------    -----------    -----------

Loss before (income) loss allocated to minority
     interest, gain on sale of properties and extra-
     ordinary items                                       (906,501)    (2,061,784)    (1,578,103)

(Income) loss allocated to minority interest                (8,430)         8,277         47,154

Gain on sale of properties                               1,131,370      3,509,473             --

Extraordinary items - gain on extinguishment of debt            --        477,871        150,771
                                                       -----------    -----------    -----------

                           Net income (loss)           $   216,439      1,933,837     (1,380,178)
                                                       ===========    ===========    ===========

Income (loss) per limited partnership unit before
     extraordinary gains                               $      4.14          54.53         (63.55)

Extraordinary gains per limited partnership unit                --          20.45           6.26
                                                       -----------    -----------    -----------

Net income (loss) per limited partnership unit         $      4.14          74.98         (57.29)
                                                       ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                      23,366         23,366         23,366
                                                       ===========    ===========    ===========

See accompanying notes to financial statements.


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                         Statements of Partners' Deficit
                  Years ended December 31, 1999, 1998 and 1997



                                                                 Limited Partners
                                                General      -----------------------
                                                Partners       Units        Amount
                                                --------       -----        ------
Balances at December 31, 1996                  $ (669,203)       23,366   (2,538,262)

Net loss                                          (41,405)           --   (1,338,773)
                                               ----------    ----------   ----------

Balances at December 31, 1997                    (710,608)       23,366   (3,877,035)

Net income                                        181,956            --    1,751,881
                                               ----------    ----------   ----------

Balances at December 31, 1998                    (528,652)       23,366   (2,125,154)

Net income                                        119,630            --       96,809
                                               ----------    ----------   ----------

Balances at December 31, 1999                  $ (409,022)       23,366   (2,028,345)
                                               ==========    ==========   ==========












See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                            Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997

                                                                 1999           1998            1997
                                                                 ----           ----            ----
Cash flows from operating activities:
     Net income (loss)                                       $   216,439      1,933,837     (1,380,178)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              Depreciation and amortization                      150,909        211,127        927,860
              Income (loss) allocated to minority interest         8,430         (8,277)       (47,154)
              Gain on sale of properties                      (1,131,370)    (3,509,473)            --
              Extraordinary gains                                     --       (477,871)      (150,771)
              (Increase) decrease in:
                  Interest and other receivables                      --          5,829        585,426
                  Prepaid expenses                                69,613        162,893           (945)
                  Other assets                                     8,745        (46,519)       (15,370)
              Increase (decrease) in:
                  Accounts payable and accrued expenses         (351,268)      (476,442)       298,734
                  Interest payable                                 5,136       (175,338)       120,032
                  Security deposits and prepaid rents            (78,889)      (274,072)        50,774
                                                             -----------    -----------    -----------

                           Net cash provided by (used in)
                               operating activities           (1,102,255)    (2,654,306)       388,408
                                                             -----------    -----------    -----------

Cash flows from investing activities:
     Escrow deposits                                             360,629        381,892       (122,780)
     Proceeds from disposition of properties                   6,029,414     13,880,685             --
     Additions to property and equipment                              --         (3,545)      (823,423)
                                                             -----------    -----------    -----------

                           Net cash provided by (used in)
                               investing activities            6,390,043     14,259,032       (946,203)
                                                             -----------    -----------    -----------

Cash flows from financing activities:
     Increase (decrease) in cash overdraft                            --       (526,439)       388,407
     Principal payments on debt                               (3,291,726)   (10,761,617)      (303,860)
     Principal payments upon refinancing                              --     (3,434,411)            --
     Proceeds from refinancing                                        --      3,950,000             --
     Mortgage acquisition costs                                       --       (124,345)       (25,947)
     (Decrease) increase in accounts payable - due to
         affiliates                                             (130,799)      (886,264)       499,195
     Notes payable - other                                      (208,331)       208,331             --
                                                             -----------    -----------    -----------

                           Net cash provided by (used in)
                               financing activities           (3,630,856)   (11,574,745)       557,795
                                                             -----------    -----------    -----------
Net increase in cash                                           1,656,932         29,981             --

Cash at beginning of year                                         29,981             --             --
                                                             -----------    -----------    -----------

Cash at end of year                                          $ 1,686,913         29,981             --
                                                             ===========    ===========    ===========

Supplemental disclosure of cash flow
     information - cash paid for interest                    $   816,741      1,685,446      1,416,126
                                                             ===========    ===========    ===========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997


(1)  Formation and Operation of Partnership
-------------------------------------------

     Realmark Property Investors Limited Partnership-IV (the Partnership), a
         Delaware limited partnership, was formed on February 12, 1985, to invest in a diversified portfolio of income producing real estate investments.

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

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 6).

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

(2)  Summary of Significant Accounting Policies
-----------------------------------------------

     (a) Basis of Accounting
     -----------------------

         The accompanying financial statements have been prepared on the accrual basis of accounting.

     (b) Estimates
     -------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                    Notes to Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (c) Cash
     --------

         For purposes of reporting cash flows, cash includes money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (d) Escrow Deposits
     -------------------

         Escrow deposits represent cash which is restricted for the payment of property taxes or for repairs and replacements in accordance with the mortgage agreement.

     (e) Property and Equipment
     --------------------------

         Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. The estimated useful lives of the Partnership's assets range from 5 to 25 years. No depreciation expense was recorded during the years ended December 31, 1999 and 1998. Depreciation expense amounted to $853,248 for the year ended December 31, 1997. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statements of operations. The accelerated cost recovery system and modified accelerated cost recovery system are used to calculate depreciation expense for tax purposes.

     (f) Mortgage Costs
     ------------------

         Mortgage costs incurred in obtaining the property mortgage financing are recorded at cost less applicable amortization. Amortization is computed using the straight-line method over the life of the respective mortgages.

     (g) Minority Interest in Consolidated Joint Venture
     ---------------------------------------------------

         The minority interest in the Lakeview joint venture is stated at the amount of capital contributed by the minority investors adjusted for their share of joint venture losses. The Lakeview joint venture is consolidated in the Partnership's financial statements because the Partnership is the majority owner and exerts significant control over its operations.

     (h) Rental Income
     -----------------

         Rental income is recognized on the straight line method over the terms of the leases. The outstanding leases with respect to rental properties owned are for terms of no more than one year for residential properties and no more than five years for commercial properties.

     (i) Income (Loss) Per Limited Partnership Unit
     ----------------------------------------------

         The income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (j) Accrued Residential Rent Receivable
     ---------------------------------------

         Due to the nature of accrued residential rent receivable, all such receivables are fully reserved for at December 31, 1999 and 1998.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                    Notes to Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (k) Income Taxes
     ----------------

         No income tax provision has been included in the financial statements since profit or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

     (l) Comprehensive Income
     ------------------------

         The Partnership has adopted Statement of Financial Accounting
              Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Other than net income (loss), the Partnership has no other sources of comprehensive income.

     (m) Segment Information
     -----------------------

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
              Information" establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its partners.

     (n) Accounting Changes and Developments
     ---------------------------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued
              Statement of Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the balance sheets. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the statements of operations or as a component of other comprehensive income, based upon the resulting designation. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 - "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. Since the Partnership does not currently have any derivative instruments or hedging activities, management does not believe that SFAS No. 133 will have a material effect on the Partnership financial statements, taken as a whole.

     (o) Reclassifications
     ---------------------

         Reclassifications have been made to certain 1998 and 1997 balances in order to conform them to the 1999 presentation.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                    Notes to Financial Statements, Continued


(3)  Acquisition and Disposition of Rental Property
---------------------------------------------------

     In November 1985, the Partnership acquired a 168 unit apartment complex
         (Lakeview Village Apartments) located in Milwaukee, Wisconsin, for a purchase price of $4,411,659, which included $320,779 in acquisition fees.

     In December 1985, the Partnership acquired a 288 unit apartment complex
         (Woodbridge Manor Apartments, formerly Sutton Park Apartments) located in Lansing, Michigan for a purchase price of $7,252,858, which included $588,716 in acquisition fees

     In August 1986, the Partnership acquired two office/warehouse buildings of 62,598 square feet (Airlane 1) and 68,300 square feet (Airlane III), consisting of approximately 25% office space and 75% warehouse space located in Nashville, Tennessee, for a purchase price of $6,180,920, which included $383,169 in acquisition fees.

     In October 1986, the Partnership acquired a 86 unit apartment complex
         (Gold Key Village II) located in Englewood, Ohio for a purchase price of $2,354,615, which included $152,744 in acquisition fees.

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

     In July 1997, the mortgage holder on Chapelwood Estates foreclosed on the property resulting in an extraordinary gain of $150,771 (note 7).

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                    Notes to Financial Statements, Continued


(3)  Acquisition and Disposition of Rental Property, Continued
---------------------------------------------------------------

     In February 1998, the Partnership sold the Airlane Office Warehouse for
         $4,700,000 which generated a gain of $755,306 for financial statement purposes.

     In March 1998, the Partnership sold The Creekside Apartments for
         $5,075,000 which generated a gain of $1,902,850 for financial statement purposes.

     In November 1998, the mortgage holder on Evergreen Terrace Apartments foreclosed on the property resulting in an extraordinary gain of $224,712 (note 7).

     In December 1998, the Partnership sold the Lakeview Village Apartment
         Complex for $3,400,000 which generated a gain of $851,317 for financial statement purposes.

     In August 1999, the Partnership sold Woodbridge Manor (formerly Sutton
         Park) for $6,400,000 which generated a gain of $1,131,370 for financial statement purposes.

     In 1998, management entered into a plan to dispose of the property of Andover Park (formally Willow Creek) with a carrying amount of $2,753,077 at December 31, 1999 and 1998. Andover Park incurred net losses of approximately $304,246 and $99,549 for the years ended December 31, 1999 and 1998, respectively.

     Financial Accounting Standards Statement No. 121, "Accounting for the
         Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of " (the Statement) requires that assets to be disposed of be recorded at the lower of carrying value or fair value less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1999, 1998 and 1997 totaled approximately $340,000, $753,000 and $265,000, respectively.

(4)  Mortgages Payable
----------------------

     A summary of the Partnership's mortgages payable follows:

     Woodbridge Manor Apartments (Formerly Sutton Park Apartments)
     -------------------------------------------------------------
     A mortgage with a balance of $3,291,726 at December 31, 1998 was satisfied when the property was sold in August 1999 (note 3).

     Andover Park Apartments (Formerly Willow Creek Apartments)
     ----------------------------------------------------------
     A mortgage with a balance of $3,950,000 at December 31, 1999 and 1998 provides for interest only payments bearing interest at 300 basis points above the LIBOR rate. The mortgage principal balance of $3,950,000 is due and payable in July 2000.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                    Notes to Financial Statements, Continued


(4)  Mortgages Payable, Continued
---------------------------------

     The mortgages described above are secured by the Partnership properties to which they relate.

     The maturity of the mortgage payable at December 31, 1999 is as follows:

                           Year                                                        Amount
                           ----                                                        ------
                           2000                                                    $  3,950,000
                                                                                   ============

(5)  Minority Interest of Related Party in Lakeview Joint Venture
-----------------------------------------------------------------

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

     A reconciliation of the minority interest share in the Lakeview Joint
         Venture is as follows.

                                                                         1999               1998              1997
                                                                         ----               ----              ----
         Balances at beginning of year                                 $ (36,954)         (28,677)           18,477
         Allocated income (loss)                                           8,430           (8,277)          (47,154)
                                                                       ---------          -------           -------

         Balances at end of year                                       $ (28,524)         (36,954)          (28,677)
                                                                       =========          =======           =======

     The Partnership sold the Lakeview Village Apartments in December 1998. Now that the Lakeview Joint Venture no longer operates the property, it is expected that the joint venture will be dissolved in 2000.

(6)  Property Management Fees and Related Party Transactions
------------------------------------------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the general partners. The management agreement provides for 5% of gross monthly receipts of the residential complexes and 6% of gross monthly receipts for commercial properties to be paid as fees for administering the operations of the properties. These fees totaled $83,345, $129,086 and $264,396 for the years ended December 31, 1999, 1998 and 1997, respectively.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                    Notes to Financial Statements, Continued


(6)  Property Management Fees and Related Party Transactions, Continued
-----------------------------------------------------------------------

     The Partnership entered into a management agreement with an unrelated third party for the management of Airlane I and III on August 15, 1986. The agreement provides for the payment of a management fee equal to 4% of monthly gross rental income. The results of operations include $47,772 of such fees in 1997. No such fees were incurred in 1999 and 1998 since the property was sold in February 1998.

     According to the terms of the partnership agreement, the corporate general partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their average adjusted capital contributions. No such fee was paid or accrued by the partnership for the years ended December 31, 1999, 1998 and 1997.

     Accounts payable to affiliates amounted to $2,649,886 and $2,780,685 at December 31, 1999 and 1998, respectively. The payables represent fees due and advances from the corporate general partner or an affiliate of the general partners. Interest on accounts payable to affiliates, charged at a rate of 11% on the average outstanding balance, totaled $324,016, $268,880 and $306,514 for the years ended December 31, 1999,
         1998, and 1997, respectively. All amounts payable to affiliates are due upon demand.

     The general partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions have not been met no fees have been recorded or paid on the sale of the Gold Key II apartment complex in 1990, the Airlane Office Warehouse, Creekside Apartments and Lakeview Village Apartments in 1998 and the Woodbridge Manor Apartments in 1999.

     Computer service charges for the partnership are paid or accrued to an affiliate of the general partners. The fee is based, in part, upon the number of apartment units and complexes. The fee totaled $7,338, $9,942 and $20,394 for each of the years ended December 31, 1999, 1998 and 1997, respectively.

     Pursuant to the terms of the partnership agreement, the corporate general partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership, acquisition and disposition of properties and for other direct Partnership expenses. These charges were for the Partnership's allocated share of costs and expenses such as payroll, travel and communication costs related to partnership accounting, partner communications and relations and acquisition and disposition of properties and are included in property operations. Certain expenses are allocated based on total assets, number of partners and number of units, respectively. These costs totaled $141,167, $175,385 and $249,667 in 1999, 1998 and 1997,
         respectively.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                    Notes to Financial Statements, Continued


(7)  Extraordinary Gains and Supplemental Disclosure of Cash Flow Information
-----------------------------------------------------------------------------

     The mortgage holder on Evergreen Terrace Apartments foreclosed on the property in November 1998. The mortgage holder seized fixed assets with a carrying value of $907,854, that had served as collateral on the mortgage. The mortgage holder retained approximately $28,343 of escrow balances and $23,923 of cash and other deposits and forgave the mortgage balance and accrued interest of $1,144,244 and other liabilities of $40,588. This transaction resulted in an extraordinary gain on foreclosure of $224,712 in 1998.

     The Partnership sold the Lakeview Village Apartments in December 1998. The
         Partnership satisfied the majority of its mortgage liability using the proceeds from the sale of the property. The remaining obligation was forgiven by the lender, resulting in an extraordinary gain of $253,159 in 1998.

     The mortgage holder on Chapelwood Estates foreclosed on the property in July 1997. The mortgage holder seized fixed assets with a carrying value of $806,437, that had served as collateral on the mortgage. The mortgage holder retained $67,949 of escrow balances and forgave the mortgage balance and accrued interest of $983,916 and other liabilities of $41,240. This transaction resulted in an extraordinary gain on foreclosure of $150,771 in 1997.

(8)  Income Taxes
-----------------

     The tax returns of the Partnership are subject to examination by federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported partnership amounts could be changed as a result of any such examination.

     The reconciliation of partners' deficit as of December 31, 1999, 1998 and 1997, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                                         1999             1998              1997
                                                                         ----             ----              ----
         Partners' deficit - balance sheet                          $ (2,437,367)      (2,653,806)       (4,587,643)
         Add to (deduct from):
             Accumulated difference in depreciation                   (6,325,600)      (6,281,518)       (5,815,850)
             Accumulated amortization of discounts on
                 mortgages payable                                       382,695          382,695           382,695
             Syndication fees                                          2,734,297        2,734,297         2,734,297
             Difference in book and tax basis in
                 partnership investments                                (635,737)        (635,737)         (635,737)
             Gain from sale of properties                              4,945,889        1,453,577                --
             Gain from fire loss                                        (706,158)        (706,158)         (706,158)
             Gain on foreclosure                                         693,879          693,879           212,573
             Other, primarily allowance for doubtful
                 accounts and joint venture adjustment(s)              1,449,099        1,285,871         1,640,291
                                                                    ------------       ----------       -----------

                           Partners' capital (deficit) -
                               tax return purposes                  $    100,997       (3,726,900)       (6,775,532)
                                                                    ============       ==========       ===========

                                      F-14

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                    Notes to Financial Statements, Continued


(8)  Income Taxes, Continued
----------------------------

     The reconciliation of net income (loss) for the years ended December 31, 1999, 1998 and 1997, as reported in the statement of operations, and as would be reported for tax return purposes is as follows:

                                                                         1999             1998              1997
                                                                         ----             ----              ----
         Net income (loss) - statement of operations                 $   216,439        1,933,837        (1,380,178)
         Add to (deduct from):
           Difference in depreciation                                    (44,082)        (465,668)         (267,715)
           Gain on sale of property                                    3,492,312        1,453,577                --
           Gain on foreclosure                                                --          481,306           212,573
           Other, primarily increase in allowance for
               doubtful accounts and joint venture
               adjustment(s)                                             163,228         (354,420)          307,482
                                                                     -----------       ----------        ----------

                Net income (loss) - tax return purposes              $ 3,827,897        3,048,632        (1,127,838)
                                                                     ===========       ==========        ==========

(9)  Leases
-----------

     Airlanes, the Partnership's only commercial property, was sold in February
         1998. Therefore, there are no minimum future rentals to be received under noncancelable operating leases at December 31, 1999.

(10)  Fair Value of Financial Instruments
-----------------------------------------

      Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair values of cash, accounts receivable, other assets, notes payable - other, accounts payable, accounts payable - affiliates, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

      The fair value of the mortgage payable on Andover Park (formerly Willow
          Creek) approximates its carrying value of $3,950,000 due to the mortgage's recent nature and variable interest rate.

      See note 4 for a description of the terms of the mortgages payable.

(11)  Going Concern Considerations
----------------------------------

      The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern.

      The Partnership has sustained recurring losses from operations and has experienced operating cash flow difficulties. These factors, combined with significant partners' deficits and the current nature of its mortgage payable, raise substantial doubt about the Partnership's ability to continue as a going concern.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                    Notes to Financial Statements, Continued


(11)  Going Concern Considerations, Continued
---------------------------------------------

      Management is continuing its efforts to reduce expenses by closely monitoring expenditures, increasing rents, decreasing vacancies and improving collections. Management has committed to a plan to sell the Partnership's remaining property, Andover Park. Marketing efforts to sell this property will intensify and will include advertising in national newspapers, mailing of sales packages to brokers and follow-up telephone calls to brokers.

      The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(12)  Proforma Financial Information
------------------------------------

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

      In 1999, the Partnership sold Woodbridge Manor. The sale resulted in a total gain for financial statement purposes of $1,131,370. This property contributed revenues of $684,153 and incurred expenses totaling $985,811 during the year ended December 31, 1999.

(13)  Subsequent Event - Contingency
------------------------------------

      The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines and on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. The actions allege breaches of contract and breaches of fiduciary duty and seek, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner have filed a motion to dismiss the first complaint and are presently reviewing the second complaint and intend to vigorously pursue their defense.



                                                                                                           Schedule III
                                                                                                           ------------
              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
                    Real Estate and Accumulated Depreciation
                                December 31, 1999

                                           Initial Cost to                                           Gross amounts at which
                                             Partnership                                           Carried at Close of Period
                                             -----------              Cost                         --------------------------
                                                                   Capitalized
                                                                 Subsequent to
Property Description  Encumbrances       Land        Buildings    Acquisition    Ritirements    Land        Buildings       Total
--------------------  ------------   ------------  ------------   -----------    ----------- -----------    ---------       -----
Woodbridge Manor
   Apts. (formerly
   Sutton Park Apts)
   Lansing, MI        $        --      400,000       6,139,298       891,545     (7,430,843)        --              --           --

Andover Park Apts.
   (formerly Willow
   Creek Apts.)
   Greenville, SC       3,950,000      226,300       4,276,760        77,793             --    226,300       4,354,553    4,580,853
                      -----------      -------      ----------       -------     ----------    -------       ---------    ---------
                      $ 3,950,000      626,300      10,416,058       969,338     (7,430,843)   226,300       4,354,553    4,580,853
                      ===========      =======      ==========       =======     ==========    =======       =========    =========



(RESTUBBED TABLE)

                                                         Life on which
                                                         Depreciation
                                                           in Latest
                                                           Statement
                         Accumulated         Date        of Operations
                         Depreciation  of Construction    Is Computed
                         ------------  ----------------   -----------
Woodbridge Manor
   Apts. (formerly
   Sutton Park Apts)
   Lansing, MI          $         --       Dec. 85        25 yrs. *

Andover Park Apts.
   (formerly Willow
   Creek Apts.)
   Greenville, SC          1,827,776       Dec. 86        5-25 yrs.*
                        ------------
                        $  1,827,776
                        ============



* In accordance with Statement of Financial Accounting Standards No. 121, no depreciation was recorded during the disposal period.


                                                                                                                 Schedule III, Cont.
                                                                                                                 -------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                    Real Estate and Accumulated Depreciation
                                December 31, 1999




(1)  Cost for Federal income tax purposes is $4,580,853.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1999, 1998 and 1997 follows:


                                                                       1999               1998              1997
                                                                       ----               ----              ----
         Balance at beginning of period                             $ 12,011,696       29,172,676        29,671,979
         Additions                                                            --            3,545           823,425
         Dispositions                                                 (7,430,843)     (17,164,525)       (1,322,728)
                                                                    ------------      -----------        ----------

         Balance at end of period                                   $  4,580,853       12,011,696        29,172,676
                                                                    ============      ===========        ==========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 follows:

                                                                       1999               1998              1997
                                                                       ----               ----              ----
         Balance at beginning of period                             $  4,360,575       11,384,428        11,049,042
         Additions charged to cost and expenses
             during the period                                                --               --           851,676
         Dispositions                                                 (2,532,799)      (7,023,853)         (516,290)
                                                                    ------------      -----------       -----------

         Balance at end of period (4)                               $  1,827,776        4,360,575        11,384,428
                                                                    ============      ===========       ===========






(4)  Balance applies entirely to buildings.