Form 10-Q
period 2000-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 2000-11-16
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                 Commission File Number
March 31, 2000                                                0-14386


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
             (Exact Name of Registrant as specified in its charter)



       Delaware                                      16-1245153
--------------------------            --------------------------------------
(State of Formation)                  (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    [X]          No  [ ]


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - March 31, 2000 and December 31, 1999                                         3

                  Statements of Operations - Three months ended March 31, 2000 and 1999                         4

                  Statement of Partners' Deficiency - Three months ended March 31, 2000                         5

                  Statements of Cash Flows - Three months ended March 31, 2000 and 1999                         6

                  Notes to Financial Statements                                                               7 - 8

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           9

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     10

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              10

Item 2 - 5.     Not applicable                                                                                 10

Item 6.         Exhibits and Reports on Form 8-K                                                               10




PART I - Item 1.  Financial Statements
                  --------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                                 Balance Sheets

                      March 31, 2000 and December 31, 1999


                                                                      (Unaudited)
                                                                         March 31,    December  31,
                           Assets                                          2000           1999
                           ------                                          ----           ----
Property and equipment:
     Land                                                               $   226,300        226,300
     Buildings and improvements                                           4,357,209      4,354,553
     Furniture and fixtures                                                 537,500        537,500
                                                                        -----------    -----------

                                                                          5,121,009      5,118,353

     Less accumulated depreciation                                        2,365,276      2,365,276
                                                                        -----------    -----------

                           Net property and equipment                     2,755,733      2,753,077
                                                                        -----------    -----------

Cash and cash equivalents                                                   189,634      1,686,913
Due from minority interest in consolidated joint venture                     28,524         28,524
Escrow deposits                                                              20,862         76,876
Mortgage costs, less accumulated amortization
     of $111,894 in 2000 and $95,909 in 1999                                 15,985         31,970
Other assets                                                                  5,225          5,225
                                                                        -----------    -----------

                           Total assets                                 $ 3,015,963      4,582,585
                                                                        ===========    ===========

              Liabilities and Partners' Deficiency
              ------------------------------------

Liabilities:
     Mortgage loan payable                                                3,950,000      3,950,000
     Accounts payable and accrued expenses                                  261,063        318,921
     Accrued interest payable                                                31,065         32,917
     Payables to affiliated parties                                       1,236,100      2,649,886
     Security deposits and prepaid rents                                     64,506         68,228
                                                                        -----------    -----------

                           Total liabilities                              5,542,734      7,019,952
                                                                        -----------    -----------


Partners' deficiency:
     General partners                                                      (411,704)      (409,022)
     Limited partners                                                    (2,115,067)    (2,028,345)
                                                                        -----------    -----------

                           Total partners' deficiency                    (2,526,771)    (2,437,367)
                                                                        -----------    -----------

Contingency
                                                                        -----------    -----------
                           Total liabilities and partners' deficiency   $ 3,015,963      4,582,585
                                                                        ===========    ===========

See accompanying notes to financial statements.
                                        3

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                            Statements of Operations

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                    Three months ended
                                                    ------------------
                                                March 31,       March 31,
                                                  2000            1999
                                                  ----            ----
Income:
     Rental                                      $ 255,354      450,639
     Interest and other income                      34,049       27,167
                                                 ---------    ---------

                           Total income            289,403      477,806
                                                 ---------    ---------
Expenses:
     Property operations                           157,392      339,099
     Interest:
         Affiliated parties                         49,869       77,659
         Other                                     110,003      150,132
     Administrative:
         Affiliated parties                         28,483       81,288
         Other                                      33,060       79,186
                                                 ---------    ---------

                           Total expenses          378,807      727,364
                                                 ---------    ---------


                           Net loss              $ (89,404)    (249,558)
                                                 =========    =========

Net loss per limited partnership unit            $   (3.71)      (10.36)
                                                 =========    =========

Weighted average number of limited partnership
     units outstanding                              23,366       23,366
                                                 =========    =========

See accompanying notes to financial statements.
                                        4


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                        Statement of Partners' Deficiency

                        Three months ended March 31, 2000
                                   (Unaudited)







                                                                      Limited Partners
                                                 General              ------------------
                                                 Partners          Units           Amount
                                                 --------          -----           ------
Balances at January 1, 2000                    $ (409,022)          23,366        (2,028,345)

Net loss                                           (2,682)              --           (86,722)
                                               ----------       ----------       -----------

Balances at March 31, 2000                     $ (411,704)          23,366        (2,115,067)
                                               ==========       ==========       ===========


See accompanying notes to financial statements.
                                        5

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                            Statements of Cash Flows

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                     Three months ended
                                                                     ------------------
                                                                  March 31,           March 31,
                                                                    2000                1999
                                                                    ----                ----
Cash flows from operating activities:
     Net loss                                                      $   (89,404)      (249,558)
     Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
              Amortization                                              15,985          3,106
              Changes in:
                  Escrow deposits                                       56,014         64,188
                  Prepaid expenses                                          --         35,845
                  Other assets                                              --          1,528
                  Accounts payable and accrued expenses                (57,858)        51,788
                  Accrued interest payable                              (1,852)            --
                  Payables to affiliated parties                    (1,413,786)       164,242
                  Security deposits and prepaid rents                   (3,722)         1,362
                                                                   -----------    -----------

                           Net cash provided by (used in)
                               operating activities                 (1,494,623)        72,501
                                                                   -----------    -----------

Cash flows from investing activities - additions to property
     and equipment                                                      (2,656)            --
                                                                   -----------    -----------

Cash flows from financing activities:
     Mortgage acquisition costs                                             --           (101)
     Principal payments on mortgage loan                                    --         (7,874)
     Repayment of notes                                                     --        (60,000)
                                                                   -----------    -----------

                           Net cash used in financing activities            --        (67,975)
                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                (1,497,279)         4,526

Cash and cash equivalents at beginning of period                     1,686,913         29,981
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $   189,634         34,507
                                                                   ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid during the period for interest                      $   161,724        147,026
                                                                   ===========    ===========

See accompanying notes to financial statements.
                                        6

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)

(1)  Basis of Presentation
--------------------------

     The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 1999 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

(2)  Organization
-----------------

     Realmark Property Investors Limited Partnership - IV (the Partnership), a Delaware limited partnership, was formed on February 12, 1985, to invest in a diversified portfolio of income producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

(3)  Property and Equipment
---------------------------

     In 1998, a plan was established to dispose of the Partnership's only property, Andover Park. Management has determined that a sale of the property is in the best interest of the limited partners and continues to actively market the property for sale. Therefore, the assets are carried at the lower of depreciated cost or fair value less costs to sell and are not depreciated during the disposal period. Depreciation expense not recorded for the three months ended March 31, 2000 and 1999 was approximately $44,000 in both periods.

(4)  Going Concern Considerations
---------------------------------

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has sustained recurring losses from operations and has experienced operating cash flow difficulties. These factors, combined with significant partners' deficits, raise substantial doubt about the Partnership's ability to continue as a going concern.

     Management is continuing its efforts to improve operating results by closely monitoring expenditures, increasing rents, decreasing vacancies and improving collections. Management has committed to a plan to sell the Partnership's remaining property, Andover Park. Marketing efforts to sell this property will include advertising in national newspapers, mailing of sales packages to brokers and follow-up telephone calls to brokers. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

(5)  Sale of Property
---------------------

     In August 1999, the Partnership sold Woodbridge Manor at a gain for financial statement purposes of $1,131,370. This property had revenues of $249,059 and expenses of $310,840 during the three months ended March 31, 1999.

(6)  Current Accounting Pronouncements
--------------------------------------

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of Statement No. 133" which amends certain provisions of Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities." These statements establish accounting and financial reporting standards for derivative instruments and hedging activities. These statements become effective for the Partnership on January 1, 2001. The effect, if any, that Statements No. 133 and 138 will have on the Partnership's operations and financial position will not be material.

(7)  Subsequent Event - Contingency
-----------------------------------

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------


Liquidity and Capital Resources
-------------------------------

The Partnership continues to incur operating cash flow deficits and losses. Due to the operating shortfalls, the Partnership did not make any distributions in the quarters ended March 31, 2000 and 1999. Until such time as the Partnership can satisfy its obligations and repay the Corporate General Partner and affiliate advances, which is not expected to happen prior to the sale of the remaining property in the Partnership, no distributions are anticipated.

During 1999, Woodbridge Manor Apartments, located in Lansing, Michigan was sold for a sale price of $6,400,000. The sale resulted in a $1,131,370 total gain for financial statement purposes for the year ended December 31, 1999. In the first quarter of 2000, a portion of the sale proceeds was used to reduce the Partnership's liability to affiliated parties.

Management continues its corrective action plan in response to the going concern considerations discussed in the notes to the financial statements. More attention has been centered on increasing revenues.


Results of Operations
---------------------

To properly compare the first quarters of 1999 and 2000, the 1999 numbers must be reduced by Woodbridge Manor's results. The 1999 operating statement amounts so adjusted and compared to the 2000 amounts are summarized as follows (in thousands):

                                                         1999             2000
                                                         ----             ----

         Rental income                                   $211              255
         Other income                                      17               34
         Expenses:
            Property operations                           135              157
            Interest                                      159              160
            Administrative                                122               61

         Net loss                                        (188)             (89)

This comparison shows an improvement in operations that primarily reflects those of the Partnership's remaining property, Andover Park. Reduced vacancies and improved collections led to the $44,000 increase in rental income. The increase in other income is interest. More than half of the increase in property operating expense was generated by repairs and maintenance, with the remainder attributable to a variety of relatively small items. The $61,000 decrease in administrative expense is the result of lower professional and portfolio management fees.

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk
                     ----------------------------------------------------------

       The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

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


Items 2, 3, 4 and 5
-------------------

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Partnership reported a change in independent accountants under item 4 of Form 8-K, filed on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP IV






By:    /s/ Joseph M. Jayson                         11/15/2000
       --------------------------------             ---------------
         Joseph M. Jayson,                          Date
         Individual General Partner and
         Principal Financial Officer