Form 10-Q
period 2000-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 2000-12-01
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                   Commission File Number
June 30, 2000                                                   0-14386


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
             (Exact Name of Registrant as specified in its charter)



         Delaware                                       16-1245153
--------------------------               ---------------------------------------
   (State of Formation)                   (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    [X]          No    [ ]

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - June 30, 2000 and December 31, 1999                                          3

                  Statements of Operations - Three and six months ended
                        June 30, 2000 and 1999                                                                  4

                  Statement of Partners' Deficiency - Six months ended June 30, 2000                            5

                  Statements of Cash Flows - Six months ended June 30, 2000 and 1999                            6

                  Notes to Financial Statements                                                               7 - 9

Item 2.         Management's Discussion and Analysis of Financial Condition and                               9 - 10
                Results of Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                      10

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                               11

Item 2 - 5.     Not applicable                                                                                  11

Item 6.         Exhibits and Reports on Form 8-K                                                                11

                                        2

PART I - Item 1.  Financial Statements
                  --------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                                 Balance Sheets

                       June 30, 2000 and December 31, 1999

                                                                                     (Unaudited)
                                                                                       June 30,     December 31,
                           Assets                                                        2000           1999
                           ------                                                        ----           ----
Property and equipment:
     Land                                                                            $   226,300        226,300
     Buildings and improvements                                                        4,357,209      4,354,553
     Furniture and fixtures                                                              537,500        537,500
                                                                                     -----------    -----------

                                                                                       5,121,009      5,118,353

     Less accumulated depreciation                                                     2,419,358      2,365,276
                                                                                     -----------    -----------

                           Net property and equipment                                  2,701,651      2,753,077
                                                                                     -----------    -----------

Cash and cash equivalents                                                                142,154      1,686,913
Due from minority interest in consolidated joint venture                                  28,524         28,524
Escrow deposits                                                                           39,718         76,876
Deferred mortgage costs, less accumulated amortization
     of $95,909 in 1999                                                                   25,000         31,970
Other assets                                                                               5,225          5,225
                                                                                     -----------    -----------

                           Total assets                                              $ 2,942,272      4,582,585
                                                                                     ===========    ===========
              Liabilities and Partners' Deficiency
              ------------------------------------

Liabilities:
     Mortgage loan payable                                                             3,950,000      3,950,000
     Accounts payable and accrued expenses                                               287,778        318,921
     Accrued interest payable                                                             33,328         32,917
     Payables to affiliated parties                                                    1,301,909      2,649,886
     Security deposits and prepaid rents                                                  71,275         68,228
                                                                                     -----------    -----------

                           Total liabilities                                           5,644,290      7,019,952
                                                                                     -----------    -----------

Partners' deficiency:
     General partners                                                                   (416,962)      (409,022)
     Limited partners                                                                 (2,285,056)    (2,028,345)
                                                                                     -----------    -----------

                           Total partners' deficiency                                 (2,702,018)    (2,437,367)
                                                                                     -----------    -----------

Contingency                                                                          -----------    -----------
                           Total liabilities and partners' deficiency                $ 2,942,272      4,582,585
                                                                                     ===========    ===========

See accompanying notes to financial statements.
                                        3

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                            Statements of Operations

            Three and six month periods ended June 30, 2000 and 1999

                                                         Three months ended            Six months ended
                                                         ------------------            ----------------
                                                                  (As restated)               (As restated)
                                                     June 30,        June 30,      June 30,      June 30,
                                                       2000            1999          2000          1999
                                                       ----            ----          ----          ----
Income:
     Rental                                          $  263,682       509,802       519,036       960,441
     Interest and other income                           10,379        33,425        44,428        60,592
                                                     ----------    ----------    ----------    ----------

              Total income                              274,061       543,227       563,464     1,021,033
                                                     ----------    ----------    ----------    ----------
Expenses:
     Property operations                                173,576       283,934       330,968       623,033
     Interest:
         Affiliated parties                              31,115        96,581        80,984       174,240
         Other                                          108,769       153,616       218,772       303,748
     Depreciation                                        54,082            --        54,082            --
     Administrative:
         Affiliated parties                              32,094        83,238        60,577       164,526
         Other                                           49,672        18,283        82,732        97,469
                                                     ----------    ----------    ----------    ----------

              Total expenses                            449,308       635,652       828,115     1,363,016
                                                     ----------    ----------    ----------    ----------

              Net loss                               $ (175,247)      (92,425)     (264,651)     (341,983)
                                                     ==========    ==========    ==========    ==========

Net loss per limited partnership unit                $    (7.28)        (3.83)       (10.99)       (14.19)
                                                     ==========    ==========    ==========    ==========

Weighted average number of limited
     partnership units outstanding                       23,366        23,366        23,366        23,366
                                                     ==========    ==========    ==========    ==========

See accompanying notes to financial statements.
                                        4

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                        Statement of Partners' Deficiency

                         Six months ended June 30, 2000




                                                 General           Limited Partners
                                                 Partners        Units         Amount
                                                 --------        -----         ------
Balances at January 1, 2000                      $ (409,022)       23,366   (2,028,345)

Net loss                                             (7,940)           --     (256,711)
                                                 ----------    ----------   ----------

Balances at June 30, 2000                        $ (416,962)       23,366   (2,285,056)
                                                 ==========    ==========   ==========































See accompanying notes to financial statements.
                                        5

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                            Statements of Cash Flows

                     Six months ended June 30, 2000 and 1999

                                                                                              Six months ended
                                                                                              ----------------
                                                                                                       (As restated)
                                                                                          June 30,        June 30,
                                                                                            2000            1999
                                                                                            ----            ----
Cash flows from operating activities:
     Net loss                                                                            $  (264,651)      (341,983)
     Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
              Depreciation and amortization                                                   86,052          6,213
              Changes in:
                  Escrow deposits                                                             37,158          7,431
                  Prepaid expenses                                                                --         63,021
                  Other assets                                                                    --        (31,968)
                  Accounts payable and accrued expenses                                      (31,143)       (28,736)
                  Accrued interest payable                                                       411             --
                  Payables to affiliated parties                                          (1,347,977)       417,138
                  Security deposits and prepaid rents                                          3,047         27,864
                                                                                         -----------    -----------

                           Net cash provided by (used in)
                               operating activities                                       (1,517,103)       118,980
                                                                                         -----------    -----------

Cash flows from investing activities - additions to property
     and equipment                                                                            (2,656)            --
                                                                                         -----------    -----------

Cash flows from financing activities:
     Mortgage acquisition costs                                                              (25,000)          (101)
     Principal payments on mortgage loan                                                          --        (18,847)
     Repayment of notes                                                                           --        (90,000)
                                                                                         -----------    -----------

                           Net cash used in financing activities                             (25,000)      (108,948)
                                                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents                                      (1,544,759)        10,032

Cash and cash equivalents at beginning of period                                           1,686,913         29,981
                                                                                         -----------    -----------

Cash and cash equivalents at end of period                                               $   142,154         40,013
                                                                                         ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid during the period for interest                                            $   267,375        297,535
                                                                                         ===========    ===========

See accompanying notes to financial statements.
                                        6

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                          Notes to Financial Statements

                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)


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

(3)  Disposition of Rental Property
-----------------------------------

     During the first three months of 2000 (through March 31, 2000), management continued its plan, originated in 1998, to sell the assets the Partnership's only property, Andover Park. Effective April 1, 2000, management discontinued the plan. The assets are carried at the lower of depreciated cost or fair value less costs to sell and were not depreciated during the disposal period. Depreciation expense not recorded for the six months ended June 30, 2000 and 1999 was approximately $44,000 and $88,000, respectively and $44,000 for the three months ended June 30, 1999.

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

     Management is continuing its efforts to improve operations results by closely monitoring expenditures, increasing rents, decreasing vacancies and improving collections. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

(5)  Sale of Property
---------------------

     In August 1999, the Partnership sold Woodbridge Manor at a gain for financial statement purposes of $1,131,370. This property had revenues of $507,268 and expenses of $597,872 during the six months ended June 30, 1999.

(6)  Prior Period Adjustments
-----------------------------

     The net losses for the three and six month periods ended June 30, 1999 have been corrected to give effect to year-end 1999 adjustments as follows:

                                                                                  Three months         Six months
                                                                                  ended June 30,      ended June 30,
                                                                                      1999                 1999
                                                                                      ----                 ----
              As previously reported                                             $    (310,474)           (560,032)
              Elimination of depreciation expense on Andover
                   Park held for disposal during the period                             88,049              88,049
              Correction of interest expense on affiliated party debt                  130,000             130,000
                                                                                 -------------          ----------

              As restated                                                        $     (92,425)           (341,983)
                                                                                 =============          ==========

     The net loss per limited partnership unit decreased $9.06 to $3.83 for the three months ended June 30, 1999 and $9.06 to $14.19 for the six months ended June 30, 1999.

(7)  Current Accounting Pronouncements
--------------------------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

(8)  Contingency
----------------

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


PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to incur operating cash flow deficits and losses. Due to the operating shortfalls, the Partnership did not make any distributions in the six months ended June 30, 2000 and 1999. Until such time as the Partnership can satisfy its obligations and repay the Corporate General Partner and affiliate advances, which is not expected to happen prior to the sale of the remaining property in the Partnership, no distributions are anticipated.

In August 1999, Woodbridge Manor Apartments, located in Lansing, Michigan was sold $6,400,000, resulting in a $1,131,370 gain for financial statement purposes. In the first quarter of 2000, a portion of the sale proceeds was used to reduce the Partnership's liability to affiliated parties.

Management continues its corrective action plan in response to the going concern considerations discussed in the notes to the financial statements. More attention has been centered on increasing revenues.

Results of Operations
---------------------

To properly compare 1999 and 2000, the 1999 numbers must be reduced by Woodbridge Manor's results. The 1999 operating statement amounts so adjusted and compared to the 2000 amounts are summarized as follows (in thousands):

                                                      Three months       Six months
                                                      ended June 30     ended June 30
                                                      -------------     -------------

                                                      1999    2000      1999     2000
                                                      ----    ----      ----     ----
Rental income                                        $ 211      264      478      519
Other income                                            17       10       35       44
Expenses:
   Property operations                                 135      173      249      331
   Interest                                            159      140      320      300
   Depreciation                                         --       54       --       54
   Administrative                                      122       82      194      143

Net loss                                              (188)    (175)    (250)    (265)

This comparison shows an improvement (before depreciation) in operations that primarily reflects those of the Partnership's remaining property, Andover Park. Reduced vacancies and improved collections led to the increases in rental income. More than half of the increase in property operating expense was generated by repairs and maintenance, with the remainder attributable to a variety of relatively small items. The decreases in administrative expense are the result of lower professional and portfolio management fees.


PART I - Item 3.    Quantitative and Qualitative Disclosures About Market Risk
                    ----------------------------------------------------------

     The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

                           PART II - OTHER INFORMATION
                                     -----------------

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP IV


By:    /s/ Joseph M. Jayson                     12/01/00
       -----------------------------------      ----------------
         Joseph M. Jayson,                      Date
         Individual General Partner and
         Principal Financial Officer