Form 10-Q
period 2000-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 2001-03-13
CIK 763698

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
September 30, 2000                                                 0-14386


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
             (Exact Name of Registrant as specified in its charter)



      Delaware                                            16-1245153
--------------------                        ------------------------------------
(State of Formation)                        (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280

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

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - September 30, 2000 and December 31, 1999                                     3

                  Statements of Operations - Three and nine months ended
                      September 30, 2000 and 1999                                                               4

                  Statements of Cash Flows - Nine months ended September
                      30, 2000 and 1999                                                                         5

                  Notes to Financial Statements                                                               6 - 8

Item 2.         Management's Discussion and Analysis of Financial Condition and                                 9
                Results of Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                      9

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              10

Item 2 - 6.     Not applicable                                                                                 10

                                        2

PART I - Item 1.  Financial Statements
                  --------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                                 Balance Sheets

                                                                                    (Unaudited)
                                                                                   September 30,   December 31,
                           Assets                                                      2000           1999
                           ------                                                      ----           ----
Property and equipment:
     Land                                                                           $   226,300        226,300
     Buildings and improvements                                                       4,357,209      4,354,553
     Furniture and fixtures                                                             537,500        537,500
                                                                                    -----------    -----------

                                                                                      5,121,009      5,118,353

     Less accumulated depreciation                                                    2,453,326      2,365,276
                                                                                    -----------    -----------

                           Net property and equipment                                 2,667,683      2,753,077
                                                                                    -----------    -----------

Cash and cash equivalents                                                               131,371      1,686,913
Due from minority interest in consolidated joint venture                                 28,524         28,524
Escrow deposits                                                                          67,070         76,876
Deferred mortgage costs, less accumulated amortization
     of $915 in 2000 and $95,909 in 1999                                                 53,999         31,970
Other assets                                                                              5,225          5,225
                                                                                    -----------    -----------

                           Total assets                                             $ 2,953,872      4,582,585
                                                                                    ===========    ===========
              Liabilities and Partners' Deficiency
              ------------------------------------

Liabilities:
     Mortgage loan payable                                                            3,948,430      3,950,000
     Accounts payable and accrued expenses                                              301,899        318,921
     Accrued interest payable                                                            27,403         32,917
     Payables to affiliated parties                                                   1,424,610      2,649,886
     Security deposits and prepaid rents                                                 75,994         68,228
                                                                                    -----------    -----------

                           Total liabilities                                          5,778,336      7,019,952
                                                                                    -----------    -----------

Partners' deficiency:
     General partners                                                                  (420,635)      (409,022)
     Limited partners                                                                (2,403,829)    (2,028,345)
                                                                                    -----------    -----------

                           Total partners' deficiency                                (2,824,464)    (2,437,367)
                                                                                    -----------    -----------
Contingency
                           Total liabilities and partners' deficiency               $ 2,953,872      4,582,585
                                                                                    ===========    ===========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                            Statements of Operations

                                                Three months ended                Nine months ended
                                                ------------------                -----------------
                                                         (As restated)                       (As restated)
                                            September 30,  September 30,   September 30,      September 30,
                                                2000          1999             2000                 1999
                                                ----          ----             ----                 ----
Income:
     Rental                                  $  234,979        395,015          754,015         1,355,456
     Interest and other income                   11,069         90,337           55,497           150,929
                                             ----------     ----------       ----------        ----------

              Total income                      246,048        485,352          809,512         1,506,385
                                             ----------     ----------       ----------        ----------
Expenses:
     Property operations                        138,979        472,942          469,947         1,095,975
     Interest:
         Affiliated parties                      33,084         60,774          114,068           235,014
         Other                                   96,542        244,353          315,314           548,101
     Depreciation                                33,968           --             88,050              --
     Administrative:
         Affiliated parties                      23,312         44,837           83,889           209,363
         Other                                   42,609         59,082          125,341           156,551
                                             ----------     ----------       ----------        ----------

              Total expenses                    368,494        881,988        1,196,609         2,245,004
                                             ----------     ----------       ----------        ----------

              Net loss before
                  gain on sale                 (122,446)      (396,636)        (387,097)         (738,619)

Gain on sale of property                           --        1,131,370             --           1,131,370
                                             ----------     ----------       ----------        ----------

              Net income (loss)                (122,446)       734,734         (387,097)          392,751
                                             ==========     ==========       ==========        ==========

Net income loss per limited
     partnership unit                        $    (5.08)         30.50           (16.07)            16.30
                                             ==========     ==========       ==========        ==========

Weighted average number of limited
     partnership units outstanding               23,366         23,366           23,366            23,366
                                             ==========     ==========       ==========        ==========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                            Statements of Cash Flows

                                                                                        Nine months ended
                                                                                        -----------------
                                                                                                   (As restated)
                                                                                   September 30,   September 30,
                                                                                       2000            1999
                                                                                       ----            ----
Cash flows from operating activities:
     Net loss                                                                      $  (387,097)       392,751
     Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
              Depreciation and amortization                                            120,935         86,970
              Gain on sale                                                                --       (1,131,370)
              Changes in:
                  Escrow deposits                                                        9,806        295,788
                  Other assets                                                            --           61,528
                  Accounts payable and accrued expenses                                (17,022)        64,413
                  Accrued interest payable                                              (5,514)       (21,921)
                  Payables to affiliated parties                                    (1,225,276)       424,228
                  Security deposits and prepaid rents                                    7,766        (79,634)
                                                                                   -----------    -----------

                           Net cash provided by (used in)
                               operating activities                                 (1,496,402)        92,753
                                                                                   -----------    -----------

Cash flows from investing activities:
     Additions to property and equipment                                                (2,656)          --
     Net proceeds from sale                                                               --        6,029,414
                                                                                   -----------    -----------

                           Net cash provided by (used in)
                               investing activities                                     (2,656)     6,029,414
                                                                                   -----------    -----------

Cash flows from financing activities:
     Mortgage acquisition costs                                                        (54,914)          --
     Mortgage proceeds from refinancing                                              3,950,000           --
     Principal payments on mortgage loan                                            (3,951,570)    (3,291,726)
     Repayment of notes                                                                   --         (110,000)
                                                                                   -----------    -----------

                           Net cash used in financing activities                       (56,484)    (3,401,726)
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                                (1,555,542)     2,720,441

Cash and cash equivalents at beginning of period                                     1,686,913         29,981
                                                                                   -----------    -----------

Cash and cash equivalents at end of period                                         $   131,371      2,750,422
                                                                                   ===========    ===========
Supplemental disclosure of cash flow information -
     cash paid during the period for interest                                      $   290,609        623,052
                                                                                   ===========    ===========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

                          Notes to Financial Statements

                  Nine months ended September 30, 2000 and 1999
                                   (Unaudited)

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

(3)  Disposition of Rental Property
-----------------------------------

     During the first three months of 2000 (through March 31, 2000), management continued its plan, originated in 1998, to sell the assets of the Partnership's only property, Andover Park. Effective April 1, 2000, management discontinued the plan. The assets are carried at the lower of depreciated cost or fair value less costs to sell and were not depreciated during the disposal period. Depreciation expense not recorded for the nine months ended September 30, 2000 and 1999 was approximately $44,000 and $132,000, respectively and $44,000 for the three months ended September 30, 1999.

      In August 1999, the Partnership sold Woodbridge Manor at a gain for financial statement purposes of $1,131,370. This property had revenues of $684,153 and expenses of $954,833 during the nine months ended September 30, 1999.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

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

(6)  Prior Period Adjustments
-----------------------------

     Net income for the three and nine month periods ended September 30, 1999 has been corrected to give effect to year-end 1999 adjustments as follows:

                                                                    Three months                   Nine months
                                                                 ended September 30,           ended September 30,
                                                                         1999                         1999
                                                                         ----                         ----
              As previously reported                               $   631,789                         71,757
              Correction of interest and other income                   55,000                         55,000
              Elimination of depreciation expense on
                  Andover Park held for disposal during
                  the period                                            44,025                        132,074
              Interest expense on
                  affiliated party debt                                  --                           130,000
              Administrative expense
                  to affiliated parties                                 40,000                         40,000
              Other administrative expense                              60,000                         60,000
              Other interest expense                                   140,000                        140,000
              Reduction of gain on sale of property                   (236,080)                      (236,080)
                                                                   -----------                      ---------

              As restated                                          $   734,734                        392,751
                                                                   ===========                      =========


     The net income per limited partnership unit increased $4.27 to $30.50 for the three months ended September 30, 1999 and $13.32 to $16.30 for the nine months ended September 30, 1999.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to incur operating cash flow deficits and losses. Due to the operating shortfalls, the Partnership did not make any distributions in the nine months ended September 30, 2000 and 1999. Until such time as the Partnership can satisfy its obligations and repay the amounts due to affiliates, which is not expected to happen prior to the sale of the remaining property in the Partnership, no distributions are anticipated.

In August 1999, Woodbridge Manor Apartments, located in Lansing, Michigan was sold for $6,400,000, resulting in a $1,131,370 gain for financial statement purposes. In the first quarter of 2000, a portion of the sale proceeds was used to reduce the Partnership's liability to affiliated parties.

Management continues its corrective action plan in response to the going concern considerations discussed in the notes to the financial statements. More attention has been centered on increasing revenues.

Results of Operations
---------------------

As previously indicated, the Woodbridge Manor property was sold in August 1999 and, therefore, its results of operations are included in the Partnership's financial statements only through the sale date. Accordingly, the significant decreases in expenses (excluding depreciation) in both the three month and the nine month periods ended September 30, 2000, as compared to the 1999 comparable periods, are primarily attributable to the absence of Woodbridge Manor in the 2000 results.

The Partnership's remaining property, Andover Park apartments, while sustaining a less than 5% decrease in income in the third quarter, experienced an increase in income of approximately $35,000 for the nine month period. Its expenses showed little change in the 2000 periods except for repairs, maintenance and replacements. The cost of those items decreased significantly in 2000 since there was a major effort in 1999 to improve the property. Nonetheless, the property continues to show negative cash flow. The General Partner intends to reinstitute the plan to sell the property in the near future.


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


Items 2, 3, 4, 5 and 6
----------------------

     Not applicable.


                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP IV


By:    /s/ Joseph M. Jayson                             March 13, 2001
       ---------------------------------                --------------
         Joseph M. Jayson,                              Date
         Individual General Partner and
         Principal Financial Officer