Form 10-K405
period 2000-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 2001-04-02
CIK 763698

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 2000

         ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

                         Commission File Number 0-14386

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
             (Exact Name of Registrant as specified in its Charter)

      Delaware                                           16-1245153
- --------------------                        --------------------------------
(State of Formation)                        (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.(X)


                       DOCUMENTS INCORPORATED BY REFERENCE
See item 14 for a list of all documents incorporated by reference

                                     PART I
                                     ------

ITEM 1:  BUSINESS
- -----------------

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

         The Partnership's primary business is to own and operate income-producing real property for the benefit of its limited partners. As of December 31, 2000, the Partnership owns a 215 unit apartment complex known as Andover Park, in Greenville, South Carolina. While this property is located in a relatively stable community with a solid base from which to draw residents, there is strong competition from other complexes in the area. It is currently being actively marketed for sale. The apartment complex is managed for the Partnership by Realmark Corporation, an affiliate of the General Partners. Its occupancy rate was 81% at December 31, 2000 and 83% at the end of 1999.

         At December 31, 1997, the Partnership owned six properties, four of which were disposed of in 1998 through sale or foreclosure and one, Woodbridge Manor, was sold in August 1999. Andover Park was the subject of a formal plan of disposal in 1998 and 1999 and through March 31, 2000 when management withdrew it from that formal plan. However, efforts to dispose of the property have resumed subsequent to December 31, 2000.

         The business of the Partnership is not seasonal. As of December 31, 2000, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2000 were employees of the Corporate General Partner or its affiliates.

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

ITEM 2:  PROPERTIES
- -------------------

Name and Location                   General Character of Property                        Purchase Date
- -----------------                   -----------------------------                        -------------
Andover Park Apts.                  Apartment complex; 18 buildings on 12.4              December 1986
(formerly Willow                    acres; 215 units, securing an 8.3% mortgage
Creek Apts.)                        loan with a balance of $3,941,000
                                    at December 31, 2000.

                                        2

ITEM 3:  LEGAL PROCEEDINGS
- --------------------------

         The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case.


ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

         None.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
- ----------------------------------------------------------------------

         There is currently no active trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future. As of December 31, 2000, there were 2,448 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA
- --------------------------------

                                                         At or for the year ended December 31,
                                    --------------------------------------------------------------------------------
                                             2000           1999            1998             1997           1996
                                    --------------------------------------------------------------------------------
Balance sheet data
Net rental property                       $2,623,526      2,753,077        7,651,121      17,794,076     18,630,336
Total assets                               2,777,712      4,582,585        8,385,069      19,088,920     20,488,126
Mortgage loans payable                     3,941,815      3,950,000        7,241,726      17,740,913     18,939,324
Partners' equity (deficit)                (2,951,306)    (2,437,367)      (2,653,806)     (4,587,643)    (3,207,465)
                                    ================================================================================
Operating data
Rental income                                989,105      1,549,105        2,766,367       4,861,019      5,163,212
Other income                                  64,732        240,987          239,128         316,444        373,200
                                    --------------------------------------------------------------------------------
Total revenue                              1,053,837      1,790,092        3,005,495       5,177,463      5,536,412
                                    --------------------------------------------------------------------------------
Property operating costs                     600,835      1,288,381        2,142,224       2,890,229      2,737,139

Depreciation                                 132,207              -                -         853,248        770,643
Interest expense                             547,141        972,786        1,990,115       1,917,284      2,001,003
Administrative expenses                      259,069        435,426          934,940       1,094,805      1,250,449
                                    --------------------------------------------------------------------------------
Total expenses                             1,539,252      2,696,593        5,067,279       6,755,566      6,759,234
                                    --------------------------------------------------------------------------------
Operating loss                              (485,415)      (906,501)      (2,061,784)     (1,578,103)    (1,222,822)
Minority interest in operations
  of joint ventures                          (28,524)        (8,430)           8,277          47,154         36,106
Gain on property sales                             -      1,131,370        3,509,473               -              -
Extraordinary gains                                -              -          477,871         150,771      1,501,158
                                    --------------------------------------------------------------------------------
Net income (loss)                           (513,939)       216,439        1,933,837      (1,380,178)       314,442
                                    ================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                      (1,532,705)      (872,425)      (3,158,678)        764,823       (463,094)
Investing activities                          (2,656)     6,029,414       13,877,140        (823,423)       482,397
Financing activities                         (63,099)    (3,500,057)     (10,688,481)       (329,807)        95,470
                                    --------------------------------------------------------------------------------
Net increase (decrease) in cash and
  equivalents                             (1,598,460)     1,656,932           29,981        (388,407)       114,773
                                    ================================================================================
Per limited partnership unit:
Net income (loss)                            ($21.34)          4.14            74.98          (57.29)         13.06
                                    ================================================================================

                                        4

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

Liquidity and Capital Resources:
- --------------------------------

         The Partnership continues to incur cash flow deficits and large losses from operations. The Corporate General Partner and its affiliates have regularly advanced funds and/or not taken payment of fees otherwise entitled to whenever it was necessary to cover cash shortfalls. The Corporate General Partner is under no obligation to make advances, and there is no assurance that such advances will continue. As of December 31, 2000, the advances payable totaled $1,466,000, accruing interest at 11% per annum. The balance was reduced $1,183,000 in 2000 by using a portion of the net proceeds from the sale of Woodbridge Manor Apartments in 1999. Because of the negative cash flows, the Partnership has not made any distributions in more than ten years. Until such time as the Partnership can satisfy its obligations, including the affiliate advances, which is not expected to happen prior to the sale of the remaining property in the Partnership, no distributions are anticipated. The mortgage on Andover Park Apartments that matured in 2000, was refinanced.

Results of Operations:
- ----------------------

         In addition to the property sales in 1998, which generated a gain of $3,509,473, management allowed the foreclosure on Evergreen Apartments, located in Lansing, Michigan. The lender forgave the mortgage resulting in an extraordinary gain of $224,712. In August 1999, Woodbridge Manor, located in Lansing, Michigan was sold for a sale price of $6,400,000. The sale resulted in a $1,131,370 gain for financial statement purposes for the year ended December 31, 1999.

         All categories of revenue and expense decreased in 1999 and 2000 as a result of the reduction in the number of properties owned. However, declining average occupancy also contributed to the decline in revenue. Occupancies at Lakeview Apartments, which was sold in December 1998, and Evergreen Apartments, which was foreclosed on by the lender in November 1998, were extremely low up until the time of disposal. As an example, Lakeview's occupancy dropped to approximately 60% just prior to its sale.

         Occupancy at the one property remaining in the Partnership at December 31, 1999 and 2000, Andover Park, was basically flat in 1999 and 2000 and total income from Andover increased slightly in 2000. Woodbridge had an operating loss of approximately $300,000 in 1999. Therefore, the total operating loss decreased approximately $120,000 in 2000, excluding Woodbridge, and approximately $250,000 excluding depreciation. The principal reasons for the decrease were an extensive exterior painting of Andover in 1999 for about $125,000 and a decrease in interest expense due to the related liabilities being paid down from the Woodbridge sale proceeds.

         No depreciation was recorded during 1999 or 1998 since all properties were considered to be "held for sale" in those years. Depreciation of Andover Park resumed in the second quarter of 2000.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- -------------------------------------------------------------------

         The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loans on the Partnership's properties are fixed rate and therefore, are not subject to market risk.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

         Listed under Item 14 of this report.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

         As reported on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000, incorporated herein by reference in their entirety: (i) Deloitte & Touche LLP notified the Partnership on January 11, 2000 that its relationship as the principal accountants to audit the Partnership's financial statements had ceased; and (ii) effective January 28, 2000, the Partnership engaged Toski, Schaefer & Co., P.C. as its independent accountants.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2000, are listed below. Each director is subject to election on an annual basis.

                                    Title of All Positions
Name                                Held with the Company                 Year First Elected to Position
- ----                                ---------------------                 ------------------------------
Joseph M. Jayson                    Chairman of the Board, President                    1979
                                      and Treasurer

Judith P. Jayson                    Vice President and Director                         1979

         Joseph M. Jayson and Judith P. Jayson, are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 62, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors

Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 38 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 38 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 19 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 60, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 29 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION
- -------------------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2000. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the Units of Limited Partnership Interests of the Partnership. The General Partners, as of December 31, 2000, owned no Units of Limited Partnership Interest.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

         The properties of the Partnership's subsidiaries are managed by Realmark Corporation, an affiliate of the Partnership's corporate general partner. for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the corporate general partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions".

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

(a)      Consolidated Financial Statements
         ---------------------------------

                                                                                    Page
                                                                                    ----
         Independent Auditors' Report - As of and for the years ended
           December 31, 2000 and 1999                                                F-1
         Independent Auditors' Report for the year ended
           December 31, 1998                                                         F-2
         Consolidated Balance Sheets as of December 31, 2000 and 1999                F-3
         Consolidated Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998                                          F-4
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2000, 1999, and 1998                                   F-5
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999, and 1998                                         F-6
         Notes to Consolidated Financial Statements                                  F-7

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation            F-13

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)        Reports on Form 8-K - none
           -------------------

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - IV


By:      /s/ Joseph M. Jayson                                     April 2, 2001
         --------------------------------------                  ---------------
         JOSEPH M. JAYSON,                                             Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                     April 2, 2001
         --------------------------------------                  ---------------
         JOSEPH M. JAYSON,                                             Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                     April 2, 2001
         --------------------------------------                  ---------------
         JUDITH P. JAYSON,                                             Date
         Director
                                        9

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited Partnership - IV:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - IV and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - IV and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in note 8 to the consolidated financial statements, the Partnership's recurring losses from operations, operating cash flow deficiencies, and partners' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 9 to the consolidated financial statements, the Partnership is involved in a class and derivative lawsuit. The lawsuit alleges claims of mismanagement and improper use of partnership funds by the general partners of the Partnership. The lawsuit seeks, among other things, the liquidation of the Partnership. The possible effect of this contingency is not presently determinable and, therefore, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 23, 2001

INDEPENDENT AUDITORS' REPORT



To the Partners of
Realmark Property Investors Limited Partnership IV:


We have audited the accompanying statements of operations, partners' deficit and cash flows of Realmark Property Investors Limited Partnership IV (the Partnership) for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 12 to those financial statements, the Partnership's recurring losses from operations and its partners' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 12 to those financial statements. Those financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP
Buffalo, New York
June 16, 1999

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                             Assets                                                          2000            1999
                             ------                                                          ----            ----
Property and equipment, at cost (including assets held for sale, note 2):
         Land                                                                             $   226,300        226,300
         Buildings and improvements                                                         4,357,209      4,354,553
         Furniture and equipment                                                              537,500        537,500
                                                                                          -----------    -----------

                                                                                            5,121,009      5,118,353

         Less accumulated depreciation                                                      2,497,483      2,365,276
                                                                                          -----------    -----------

                           Net property and equipment                                       2,623,526      2,753,077
                                                                                          -----------    -----------

Cash and equivalents                                                                           88,453      1,686,913
Due from minority interest in consolidated joint venture                                           --         28,524
Escrow deposits                                                                                 7,862         76,876
Deferred mortgage costs, less accumulated amortization of $2,288
     in 2000 and $95,909 in 1999                                                               52,626         31,970
Other assets                                                                                    5,245          5,225
                                                                                          -----------    -----------

                           Total assets                                                   $ 2,777,712      4,582,585
                                                                                          ===========    ===========

              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Mortgage loans payable                                                                 3,941,815      3,950,000
     Accounts payable and accrued expenses                                                    222,614        318,921
     Accrued interest payable                                                                  28,241         32,917
     Payable to affiliated parties                                                          1,466,355      2,649,886
     Security deposits and prepaid rents                                                       69,993         68,228
                                                                                          -----------    -----------

                           Total liabilities                                                5,729,018      7,019,952
                                                                                          -----------    -----------

Partners' equity (deficit):
     General partners                                                                        (424,440)      (409,022)
     Limited partners                                                                      (2,526,866)    (2,028,345)
                                                                                          -----------    -----------

                           Total partners' equity (deficit)                                (2,951,306)    (2,437,367)

Contingency                                                                               -----------    -----------

                           Total liabilities and partners' equity                         $ 2,777,712      4,582,585
                                                                                          ===========    ===========

See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                  Years Ended December 31, 2000, 1999 and 1998

                                                                              2000           1999           1998
                                                                              ----           ----           ----
Income:
     Rental                                                                $   989,105      1,549,105      2,766,367
     Interest and other                                                         64,732        240,987        239,128
                                                                           -----------    -----------    -----------

                           Total income                                      1,053,837      1,790,092      3,005,495
                                                                           -----------    -----------    -----------
Expenses:
     Property operations                                                       600,835      1,288,381      2,142,224
     Interest:
         Affiliated parties                                                    146,623        324,016        268,880
         Other                                                                 400,518        648,770      1,721,235
     Depreciation                                                              132,207             --             --
     Administrative:
         Affiliated parties                                                    102,814        231,850        314,413
         Other                                                                 156,255        203,576        620,527
                                                                           -----------    -----------    -----------

                           Total expenses                                    1,539,252      2,696,593      5,067,279
                                                                           -----------    -----------    -----------

Loss before minority interest in consolidated joint
     venture operations, gain on sale of properties and
     extraordinary item                                                       (485,415)      (906,501)    (2,061,784)

Minority interest in consolidated joint venture operations                     (28,524)        (8,430)         8,277

Gain on sale of properties                                                          --      1,131,370      3,509,473

Extraordinary item - gain on extinguishment of debt                                 --             --        477,871
                                                                           -----------    -----------    -----------

                           Net income (loss)                               $  (513,939)       216,439      1,933,837
                                                                           ===========    ===========    ===========

Income (loss) per limited partnership unit before
     extraordinary gain                                                    $    (21.34)          4.14          54.53

Extraordinary gain per limited partnership unit                                     --             --          20.45
                                                                           -----------    -----------    -----------

Net income (loss) per limited partnership unit                             $    (21.34)          4.14          74.98
                                                                           ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                                          23,366         23,366         23,366
                                                                           ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                                 AND SUBSIDIARY

                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2000, 1999 and 1998

                                                                                         Limited Partners
                                                                        General          ----------------
                                                                        Partners       Units         Amount
                                                                        --------       -----         ------

Balances at December 31, 1997                                         $ (710,608)       23,366   (3,877,035)

Net income                                                               181,956            --    1,751,881
                                                                      ----------    ----------   ----------

Balances at December 31, 1998                                           (528,652)       23,366   (2,125,154)

Net income                                                               119,630            --       96,809
                                                                      ----------    ----------   ----------

Balances at December 31, 1999                                           (409,022)       23,366   (2,028,345)

Net loss                                                                 (15,418)           --     (498,521)
                                                                      ----------    ----------   ----------

Balances at December 31, 2000                                         $ (424,440)       23,366   (2,526,866)
                                                                      ==========    ==========   ==========

See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998

                                                                           2000           1999            1998
                                                                           ----           ----            ----
Cash flows from operating activities:
     Net income (loss)                                                 $  (513,939)       216,439      1,933,837
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
              Depreciation and amortization                                166,465        150,909        211,127
              Minority interest in consolidated joint
                venture operations                                          28,524          8,430         (8,277)
              Gain on sale of properties                                        --     (1,131,370)    (3,509,473)
              Extraordinary gain                                                --             --       (477,871)
              Changes in:
                  Interest and other receivables                                --             --          5,829
                  Escrow deposits                                           69,014        360,629        381,892
                  Prepaid expenses                                              --         69,613        162,893
                  Other assets                                                 (20)         8,745        (46,519)
                  Accounts payable and accrued expenses                    (96,307)      (351,268)      (476,442)
                  Accrued interest payable                                  (4,676)         5,136       (175,338)
                  Payable to affiliated parties                         (1,183,531)      (130,799)      (886,264)
                  Security deposits and prepaid rents                        1,765        (78,889)      (274,072)
                                                                       -----------    -----------    -----------
                           Net cash used in operating
                               activities                               (1,532,705)      (872,425)    (3,158,678)
                                                                       -----------    -----------    -----------
Cash flows from investing activities:
     Proceeds from disposition of properties                                    --      6,029,414     13,880,685
     Additions to property and equipment                                    (2,656)            --         (3,545)
                                                                       -----------    -----------    -----------

                           Net cash provided by (used in)
                               investing activities                         (2,656)     6,029,414     13,877,140
                                                                       -----------    -----------    -----------

Cash flows from financing activities:
     Decrease in cash overdraft                                                 --             --       (526,439)
     Mortgage acquisition costs                                            (54,914)            --       (124,345)
     Proceeds (repayment) of notes payable                                      --       (208,331)       208,331
     Principal payments on mortgage loans                                   (8,185)    (3,291,726)   (10,761,617)
     Principal payments upon refinancing                                (3,950,000)            --     (3,434,411)
     Proceeds from refinancing                                           3,950,000             --      3,950,000
                                                                       -----------    -----------    -----------
                           Net cash used in financing
                               activities                                  (63,099)    (3,500,057)   (10,688,481)
                                                                       -----------    -----------    -----------

Net increase (decrease) in cash and equivalents                         (1,598,460)     1,656,932         29,981

Cash and equivalents at beginning of year                                1,686,913         29,981             --
                                                                       -----------    -----------    -----------

Cash and equivalents at end of year                                    $    88,453      1,686,913         29,981
                                                                       ===========    ===========    ===========

Supplemental disclosure of cash flow
     information - cash paid for interest                              $   373,602        816,741      1,685,446
                                                                       ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                                 AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


(1)  Formation and Operation of Partnership
- -------------------------------------------

     Realmark Property Investors Limited Partnership-IV (the Partnership) is a
         Delaware limited partnership formed on February 12, 1985, to invest in a diversified portfolio of income producing real estate investments.

     In 1985 and 1986, the Partnership sold through a public offering 23,366 units of limited partnership interest. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner) who is the sole stockholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

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

(2)  Summary of Significant Accounting Policies
- -----------------------------------------------

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership and its wholly-owned subsidiary, Willowcreek/Realmark Limited Partnership which owns Andover Park Apartments, a 215 unit apartment complex located in Greenville South Carolina, acquired in 1986.

         In consolidation, all intercompany accounts and transactions have been eliminated.

     (b) Estimates
      ------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
     --------------------------

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, from 5 to 25 years. Significant improvements are capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

         The Partnerships' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated.

     (d) Cash and Equivalents
     ------------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
     ---------------------------

         Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

     (f) Joint Ventures
     ------------------

         The Partnership's minority interests in joint ventures are accounted for on the equity method.

     (g) Rental Income
     -----------------

         Rental income is recognized as earned according to the terms of the leases that are generally for periods of one year or less, payable monthly. Delinquent rents are not recorded.

     (h) Per Unit Data
     -----------------

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (i) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2000.

     (j) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2000, net assets for financial reporting purposes were $1,057,000 more than the tax bases of the net assets.

     (k) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

     (l) Accounting Changes and Developments
     ---------------------------------------

         The Financial Accounting Board (FASB) has issued Statement of
              Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes that SFAS No. 133 will not have a material effect on the Partnership's consolidated financial statements.

     (m) Reclassifications
     ---------------------

         Reclassifications have been made to certain 1999 and 1998 balances to conform them to the 2000 presentation.

(3)  Disposition of Rental Property
- -----------------------------------

     The Partnership sold the following properties and recognized a related gain on the sales as follows:

                                                                                          1999              1998
                                                                                          ----              ----
         Airlane Office Warehouse                                                     $        --           755,306
         The Creekside Apartments                                                              --         1,902,850
         Lakeview Village Apartments                                                           --           851,317
         Woodbridge Manor                                                               1,131,370                --
                                                                                      -----------        ----------

                           Total gain on sale of properties                           $ 1,131,370         3,509,473
                                                                                      ===========        ==========

     In 1998, management entered into a plan to dispose of the Andover Park property with a carrying amount of $2,623,526 and $2,753,077 at December 31, 2000 and 1999, respectively. Andover Park incurred net losses of approximately $299,351, $304,246 and $99,549 for the years ended December 31, 2000, 1999 and 1998, respectively. Effective April 1, 2000, management discontinued its formal plans to sell the property. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 2000, 1999 and 1998 totaled approximately $44,000, $340,000 and $753,000, respectively.

(4)  Mortgage Loans Payable
- ---------------------------

     Mortgage loans payable are as follows:

                                                                                                 Balance
                                                                          Total                December 31,
                                              Interest                   monthly               ------------
         Property collateral                    rate        Maturity     payment          2000            1999
         -------------------                    ----        --------     -------          ----            ----
         Andover Park Apartments               8.32%          2010       $ 29,870      $ 3,941,815            --
         Andover Park Apartments              LIBOR + 3%      2000       variable               --     3,950,000
                                                                         ========      -----------     ---------

                                                                                       $ 3,941,815     3,950,000
                                                                                       ===========     =========

     The aggregate maturities of the mortgages for each of the five years following 2000 and thereafter, assuming principal payments are not accelerated, are as follows:

                           2001                                                       $    31,666
                           2002                                                            34,404
                           2003                                                            37,378
                           2004                                                            40,609
                           2005                                                            44,119
                           Thereafter                                                   3,753,639
                                                                                      -----------

                                                                                      $ 3,941,815
                                                                                      ===========

                                       F-9

(5)  Minority Interest of Related Party in Lakeview Joint Venture
- -----------------------------------------------------------------

     The Partnership had an 83.78% interest in a joint venture with Realmark
         Property Investors Limited Partnership - VIB (RPILP-VIB), an entity affiliated through common general partners. The venture owned and operated the Lakeview Apartment complex. The joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 16.22% to RPILP-VIB and 83.78% to the Partnership.

     A reconciliation of the minority interest share in the Lakeview Joint
         Venture is as follows:

                                                                         2000              1999              1998
                                                                         ----              ----              ----
         Balances at beginning of year                                $   28,524           36,954            28,677
         Allocated (income) loss                                         (28,524)          (8,430)            8,277
                                                                      ----------           ------           -------

         Balances at end of year                                      $       --           28,524            36,954
                                                                      ==========           ======            ======

     The Partnership sold the Lakeview Village Apartments in December 1998.
         The joint venture was dissolved in 2000.

(6)  Related Party Transactions
- -------------------------------

     The corporate general partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                           2000             1999             1998
                                                                           ----             ----             ----
         Property management fees based on a percent-
              age (generally 5%) of rental income                       $ 51,530           83,345           129,086

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                           51,284          148,505           185,327
                                                                        --------          -------           -------

                                                                         102,814          231,850           314,413
                                                                        ========          =======           =======

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Payables to affiliated parties are payable on demand and bear interest at 11%.

Property Disposition Fees
- -------------------------

     The general partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions have not been met no fees have been recorded or paid on the sales of Partnership properties since 1990.

(7)  Extraordinary Gains and Supplemental Disclosure of Cash Flow Information
- -----------------------------------------------------------------------------

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

(8)  Going Concern Considerations
- ---------------------------------

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. The Partnership has sustained recurring losses from operations and has experienced operating cash flow difficulties. These factors, combined with significant partners' deficits, raise substantial doubt about the Partnership's ability to continue as a going concern. Management is continuing its efforts to reduce expenses by closely monitoring expenditures, increasing rents, decreasing vacancies and improving collections. The possible effect of this contingency on the consolidated financial statements is not presently determinable. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(9)  Contingency
- ----------------

     The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative action instituted by Ira Gaines and on August 8, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these actions. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnerships, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case. The possible effect of this contingency is not presently determinable and, therefore, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                               Schedule III
                                                                                                               ------------
              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                                December 31, 2000




                                                                                                    Gross amounts at which
                                                                    Cost                          carried at close of period
                                         Initial Cost to        capitalized                       --------------------------
                                           Partnership          subsequent                              Buildings
 Property                         ---------------------------       to                                     and
description        Encumbrances       Land         Buildings    acquisition  Retirements     Land      improvements      Total
- -----------        ------------   ------------   ------------   -----------  -----------     ----      ------------      -----
Andover Park Apts.
   Greenville, SC   $ 3,941,815      226,300      4,276,760       80,449          --        226,300    4,357,209       4,583,509
                    ===========      =======      =========       ======          ==        =======    =========       =========


(TABLE RESTUBBED)

                                                              Life on which
                                                               depreciation
                                                                in latest
                                                                statement
                     Accumulated      Date of      Date       of operations
                     depreciation  construction  acquired      is computed
                     ------------  ------------  --------     -------------
Andover Park Apts.
   Greenville, SC     1,959,983         1986       12/86       15-25 years*
                     ==========         ====       =====       ============

* In accordance with Statement of Financial Accounting Standards No. 121, no depreciation was recorded during the disposal period, January 1, 1998 through March 31, 2000.

                                                                                                  Schedule III, Cont.
                                                                                                  -------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                        December 31, 2000, 1999 and 1998




(1)  Cost for Federal income tax purposes is $4,583,509.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2000, 1999 and 1998 follows:

                                                                       2000               1999              1998
                                                                       ----               ----              ----
         Balance at beginning of year                               $  4,580,853       12,011,696        29,172,676
         Additions                                                         2,656               --             3,545
         Dispositions                                                         --       (7,430,843)      (17,164,525)
                                                                    ------------      -----------       -----------

         Balance at end of year                                     $  4,583,509        4,580,853        12,011,696
                                                                    ============      ===========       ===========


(3)  A reconciliation of accumulated depreciation for the years ended December
     31, 2000, 1999 and 1998 follows:

                                                                       2000               1999              1998
                                                                       ----               ----              ----
         Balance at beginning of year                               $  1,827,776        4,360,575        11,384,428
         Depreciation expense                                            132,207               --                --
         Dispositions                                                         --       (2,532,799)       (7,023,853)
                                                                    ------------       ----------       -----------

         Balance at end of year (4)                                 $  1,959,983        1,827,776         4,360,575
                                                                    ============       ==========       ===========

(4)  Balance applies entirely to buildings.

                                      F-14