Form 10-Q
period 2001-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 2001-05-15
CIK 763698

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2001

Commission File Number: 0-14386


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                          16-1245153
-----------------------                       --------------------------------
(State of organization)                       (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                                                             March 31,            December 31,
                                                                               2001                   2000
                                                                          --------------        ----------------
                     Assets
                     ------
Cost of property and equipment held for sale                                 $5,121,009               5,121,009
Less accumulated depreciation                                                 2,497,483               2,497,483
                                                                          --------------        ----------------
                                                                              2,623,526               2,623,526
Cash and equivalents                                                             70,080                  88,453
Other assets                                                                     88,129                  65,733
                                                                          --------------        ----------------
     Total assets                                                            $2,781,735               2,777,712
                                                                          ==============        ================

        Liabilities and Partners' Deficit
        ---------------------------------
Mortgage loan payable                                                         3,934,163               3,941,815
Accounts payable and accrued expenses                                           288,035                 250,855
Payable to affiliates                                                         1,532,701               1,466,355
Other liabilities                                                                68,022                  69,993
Partners' deficit                                                            (3,041,186)             (2,951,306)
                                                                          --------------        ----------------
     Total liabilities and partners' deficit                                 $2,781,735               2,777,712
                                                                          ==============        ================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                                                               Three months ended March 31,
                                                                          --------------------------------------
                                                                                2001                   2000
                                                                          --------------        ----------------
Rental income                                                                  $233,858                 255,354
Other income                                                                      4,690                  34,049
                                                                          --------------        ----------------
     Total income                                                               238,548                 289,403
                                                                          --------------        ----------------
Property operating costs                                                        160,351                 157,392
Administrative expense - affiliates                                              23,109                  28,483
Other administrative expense                                                     26,531                  33,060
Interest - affiliates                                                            36,535                  49,869
Mortgage loan interest                                                           81,902                 110,003
                                                                          --------------        ----------------
     Total expenses                                                             328,428                 378,807
                                                                          --------------        ----------------
     Net loss                                                                  ($89,880)                (89,404)
                                                                          ==============        ================
Net loss per limited partnership unit                                            ($3.73)                  (3.71)
                                                                          ==============        ================
Weighted average limited partnership units outstanding                           23,366                  23,366
                                                                          ==============        ================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                               Three months ended March 31,
                                                                          --------------------------------------
                                                                                2001                   2000
                                                                          --------------        ----------------
Operating activities:
     Net loss                                                                  ($89,880)                (89,404)
     Adjustments:
       Increase (decrease) in payable to affiliates                              66,346              (1,413,786)
       Other, principally changes in other assets and liabilities                12,813                   8,567
                                                                          --------------        ----------------
          Net cash used by operating activities                                 (10,721)             (1,494,623)
Net cash used by investing activities -

     additions to property and equipment                                             --                  (2,656)
Net cash used by financing activities -

     principal payments on mortgage loans                                        (7,652)                     --
                                                                          --------------        ----------------
Net decrease in cash and equivalents                                            (18,373)             (1,497,279)
Cash and equivalents at beginning of period                                      88,453               1,686,913
                                                                          --------------        ----------------
Cash and equivalents at end of period                                           $70,080                 189,634
                                                                          ==============        ================

                          Notes to Financial Statements

                   Three months ended March 31, 2001 and 2000

Organization
------------

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation, on a going concern basis. The Partnership has sustained recurring losses from operations and has experienced operating cash flow difficulties. While efforts to improve operating results continue, the plan to sell the Partnership's remaining property also continues. The financial statements do not include any adjustments that might result from the outcome of the sale and the subsequent dissolution of the Partnership.

The Partnership's significant accounting policies are set forth in its December 31, 2000 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

Property and Equipment
----------------------

Since 1998, the Partnership's only property, the Andover Park apartment complex, has been actively marketed for sale. At March 31, 2001, the property is the subject of a contingent $5,200,000 sales agreement that, if closed, will result in a gain in the range of $2.2 to $2.4 million and net proceeds of approximately $1 million, which will not be sufficient to satisfy all of the Partnership's liabilities. Depreciation expense not recorded in each of the three month periods ended March 31, 2001 and 2000 was approximately $44,000.

Contingency
-----------

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

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 138 and 133, which concern accounting for derivative instruments and hedging activities, became effective for the Partnership on January 1, 2001 and did not have any effect on the Partnership's financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to incur losses and operating cash flow deficits and relies on its corporate general partner and its affiliates to cover cash shortages. It is unlikely that the net proceeds from the eventual sale of the Andover Park property will be sufficient to repay the entire amount of advances from affiliates and, therefore, no distributions to partners are anticipated.

During 1999, the Partnership sold Woodbridge Manor Apartments for $6,400,000. The sale resulted in a $1,131,370 gain for financial statement purposes. In the first quarter of 2000, a portion of the sale proceeds was used to reduce the Partnership's liability to affiliated parties.

Results of Operations
---------------------

During most of the first quarter of 2001, occupancy at Andover Park continued at a relatively low rate of approximately 80%, the occupancy rate at December 31, 2000. Therefore, rental income decreased compared to rental income in the first quarter of 2000 when occupancy was higher at approximately 88%. Other income also decreased in the 2001 quarter because of lower fees on lower occupancy. Also, in the 2000 quarter, interest income was earned on the temporary investment of the net proceeds from the Woodbridge Manor sale; no such funds were available for investment in 2001.

Operating expenses were very comparable for the two quarters. Administrative expenses decreased in the 2001 quarter due to lower professional fees. The decrease in mortgage loan interest reflects the refinancing of the debt in 2000 and the absence of $15,000 of origination cost amortization in 2001.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loan is fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP IV




              May 15, 2001                   /s/ Joseph M. Jayson
           ------------------                -----------------------------------
                  Date                       Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer