Form 10-Q
period 2001-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 2001-08-14
CIK 763698

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2001

Commission File Number: 0-14386


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                     16-1245153
-----------------------                 ---------------------------------
(State of organization)                 (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York 14068
-----------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Part I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements

                                     Condensed Consolidated Balance Sheets
                                     -------------------------------------

                                                                              June 30,             December 31,
                                                                                2001                   2000
                                                                          --------------        ----------------
                     Assets
                     ------
Cost of property and equipment held for sale                                 $5,121,009               5,121,009
Less accumulated depreciation                                                 2,497,483               2,497,483
                                                                          --------------        ----------------
                                                                              2,623,526               2,623,526
Cash and equivalents                                                             83,066                  88,453
Other assets                                                                    114,593                  65,733
                                                                          --------------        ----------------
     Total assets                                                            $2,821,185               2,777,712
                                                                          ==============        ================

        Liabilities and Partners' Deficit
        ---------------------------------
Mortgage loan payable                                                         3,928,160               3,941,815
Accounts payable and accrued expenses                                           301,521                 250,855
Payable to affiliates                                                         1,596,886               1,466,355
Other liabilities                                                                73,351                  69,993
Partners' deficit                                                            (3,078,733)             (2,951,306)
                                                                          --------------        ----------------
     Total liabilities and partners' deficit                                 $2,821,185               2,777,712
                                                                          ==============        ================

                                     Condensed Consolidated Statements of Operations
                                     -----------------------------------------------

                                                        Three months ended June 30,        Six months ended June 30,
                                                    ---------------------------------   ------------------------------
                                                          2001             2000              2001            2000
                                                    ---------------- ----------------   -------------  ---------------
Rental income                                              $258,546          263,682         492,404          519,036
Other income                                                 14,133           10,379          18,823           44,428
                                                    ---------------- ----------------   -------------  ---------------
     Total income                                           272,679          274,061         511,227          563,464
                                                    ---------------- ----------------   -------------  ---------------
Property operating costs                                    118,188          173,576         278,539          330,968
Depreciation                                                      -           54,082               -           54,082
Administrative expense - affiliates                          34,771           32,094          57,880           60,577
Other administrative expense                                 31,714           49,672          58,245           82,732
Interest - affiliates                                        40,609           31,115          77,144           80,984
Mortgage loan interest                                       84,944          108,769         166,846          218,772
                                                    ---------------- ----------------   -------------  ---------------
     Total expenses                                         310,226          449,308         638,654          828,115
                                                    ---------------- ----------------   -------------  ---------------
     Net loss                                              ($37,547)        (175,247)       (127,427)        (264,651)
                                                    ================ ================   =============  ===============
Net loss per limited partnership unit                        ($1.56)           (7.28)          (5.29)          (10.99)
                                                    ================ ================   =============  ===============
Weighted average limited partnership units                   23,366           23,366          23,366           23,366
                                                    ================ ================   =============  ===============

                                     Condensed Consolidated Statements of Cash Flows
                                     -----------------------------------------------

                                                                               Six months ended June 30,
                                                                            -------------------------------
                                                                                 2001           2000
                                                                            ---------------- --------------
Operating activities:
     Net loss                                                                    ($127,427)       (264,651)
     Adjustments:
       Depreciation and amortization                                                     -          86,052
       Increase (decrease) in payable to affiliates                                130,551      (1,347,977)
       Other, principally changes in other assets and liabilities                    5,144           9,473
                                                                            ---------------- --------------
          Net cash provided (used) by operating activities                           8,268      (1,517,103)
Net cash used by investing activities -
     additions to property and equipment                                                 -          (2,656)
Net cash used by financing activities -
     principal payments on mortgage loans and
     mortgage acquisition costs                                                    (13,655)        (25,000)
                                                                            ---------------- --------------
Net decrease in cash and equivalents                                                (5,387)     (1,544,759)
Cash and equivalents at beginning of period                                         88,453       1,686,913
                                                                            ---------------- --------------
Cash and equivalents at end of period                                              $83,066         142,154
                                                                            ================ ==============

                          Notes to Financial Statements
                             June 30, 2001 and 2000

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

Property and Equipment
----------------------

Since 1998, the Partnership's only property, the Andover Park apartment complex, has been actively marketed for sale. At June 30, 2001, the property is the subject of a contingent $5,200,000 sales agreement that, if closed, will result in a gain in the range of $2.2 to $2.4 million and net proceeds of approximately $1 million, which will not be sufficient to satisfy all of the Partnership's liabilities. Depreciation expense not recorded in each of the 2001 and 2000 three and six month periods was approximately $44,000 and $88,000.

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

Results of Operations
---------------------

For the three and six months ended June 30, 2001, the Partnership's operations, which exclude depreciation charges, resulted in net losses of $38,000 and $127,000, respectively, as compared to net losses before depreciation in the same 2000 periods of $121,000 and $210,000. The principal reason for the improvement was lower property operating costs that were $55,000 less than the 2000 second quarter and $52,000 less for the half year. Administrative expenses were lower in the 2001 periods, primarily because of decreases in fees and taxes. Interest expense on the debt payable to affiliates increased in the second quarter as the amount of that debt grew. The decrease in mortgage loan interest in the quarter and half year is primarily due to completion of the amortization of deferred mortgage acquisition costs in 2000.

During most of the first half and second quarter of 2001, occupancy at Andover Park continued at a relatively low rate of approximately 80%, the occupancy rate at December 31, 2000. Toward the end of the second quarter the rate rose. Therefore, rental income decreased compared to rental income in the 2000 periods when occupancy was higher at approximately 88%. Other income was constant in the 2001 quarter, but was lower in the six months ended June 30, 2001 because in the 2000 period, interest income was earned on the temporary investment of the net proceeds from the Woodbridge Manor sale. No such funds were available for investment in 2001.


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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP IV


              August 14, 2001                /s/ Joseph M. Jayson
              ---------------                --------------------
                   Date                      Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer