Form 10-Q
period 2001-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 2001-11-14
CIK 763698

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001

Commission File Number: 0-14386


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP IV
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                      16-1245153
--------------------------             -----------------------------------------
  (State of organization)                   (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York 14068
-----------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Item 1. Financial Statements
                                 Condensed Consolidated Balance Sheets
                                 -------------------------------------

                                                                  September 30,            December 31,
                                                                       2001                    2000
                                                                -----------------        ----------------
                     Assets
                     ------
Cost of property and equipment held for sale                                   -               5,121,009
Less accumulated depreciation                                                  -               2,497,483
                                                                -----------------        ----------------
                                                                               -               2,623,526
Cash and equivalents                                                   1,007,396                  88,453
Other assets                                                                   -                  65,733
                                                                -----------------        ----------------
     Total assets                                                     $1,007,396               2,777,712
                                                                =================        ================

        Liabilities and Partners' Deficit
        ---------------------------------
Mortgage loan payable                                                          -               3,941,815
Accounts payable and accrued expenses                                    130,641                 250,855
Payable to affiliates                                                  1,622,245               1,466,355
Other liabilities                                                              -                  69,993
Partners' deficit                                                       (745,490)             (2,951,306)
                                                                -----------------        ----------------
     Total liabilities and partners' deficit                          $1,007,396               2,777,712
                                                                =================        ================


                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------

                                                        Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                     ----------------------------------  -------------------------------
                                                            2001             2000             2001            2000
                                                     ------------------  --------------  ---------------  --------------
Rental income                                                  $66,700         234,979          559,104         754,015
Other income                                                    95,385          11,069          114,208          55,497
                                                     ------------------  --------------  ---------------  --------------
     Total income                                              162,085         246,048          673,312         809,512
                                                     ------------------  --------------  ---------------  --------------
Property operating costs                                        70,823         138,979          349,362         469,947
Depreciation                                                         -          33,968                -          88,050
Administrative expense - affiliates                             28,728          23,312           86,608          83,889
Other administrative expense                                    26,775          42,609           85,020         125,341
Interest - affiliates                                                -          33,084           77,144         114,068
Mortgage loan interest                                          96,894          96,542          263,740         315,314
                                                     ------------------  --------------  ---------------  --------------
     Total expenses                                            223,220         368,494          861,874       1,196,609
                                                     ------------------  --------------  ---------------  --------------
     Operating loss                                            (61,135)       (122,446)        (188,562)       (387,097)
Gain on sale of property                                     2,394,378                        2,394,378
                                                     ------------------  --------------  ---------------  --------------
     Net income (loss)                                      $2,333,243       ($122,446)      $2,205,816       ($387,097)
                                                     ==================  ==============  ===============  ==============
Net loss per limited partnership unit                           $96.86          ($5.08)          $91.57         ($16.07)
                                                     ==================  ==============  ===============  ==============
Weighted average limited partnership units                      23,366          23,366           23,366          23,366
                                                     ==================  ==============  ===============  ==============

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                               Nine months ended September 30,
                                                                            ---------------------------------------
                                                                                   2001                2000
                                                                            --------------------  -----------------
Operating activities:
     Net income (loss)                                                               $2,205,816           (387,097)
     Adjustments:
       Gain on sale of property                                                      (2,394,378)                 -
       Depreciation and amortization                                                          -            120,935
       Increase (decrease) in payable to affiliates                                     155,890         (1,225,376)
       Other, principally changes in other assets and liabilities                      (124,473)            (4,864)
                                                                            --------------------  -----------------
          Net cash provided (used) by operating activities                             (157,145)        (1,496,402)
                                                                            --------------------  -----------------
Net cash used by investing activities:
     Additions to property and equipment                                                      -             (2,656)
     Proceeds from sale of property                                                   5,017,903                  -
                                                                            --------------------  -----------------
           Net cash provided (used) by investing activities                           5,017,903             (2,656)
                                                                            --------------------  -----------------
Net cash used by financing activities -
     principal payments on mortgage loans and
     mortgage acquisition costs                                                      (3,941,815)           (56,484)
                                                                            --------------------  -----------------
Net decrease in cash and equivalents                                                    918,943         (1,555,542)
Cash and equivalents at beginning of period                                              88,453          1,686,913
                                                                            --------------------  -----------------
Cash and equivalents at end of period                                                $1,007,396            131,371
                                                                            ====================  =================

                          Notes to Financial Statements

                           September 30, 2001 and 2000

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation, on a going concern basis. However, the Partnership will be dissolved in the near future since it sold its one remaining property in the third quarter of 2001. If the Court approves the settlement of the lawsuit as described in the contingency note below, none of the payable to affiliated parties will be paid and that amount will be effectively converted to capital upon dissolution.

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

Property and Equipment
----------------------

Since 1998, the Partnership's only property, the Andover Park apartment complex, has been actively marketed for sale. Depreciation expense not recorded in each of the 2001 and 2000 three and nine month periods was approximately $44,000 and $130,000.

In its March 31, 2001 and June 30, 2001 Form 10-Qs, the Partnership reported the existence of a contingent sales agreement covering Andover Park. On August 16, 2001, the sale was consummated with an unaffiliated entity, Andover Park Apartments Limited Partnership, for cash of $5.2 million, resulting in a net gain of approximately $2.4 million.

In 2000 and 2001, the results of operations of the Partnership were the same as the results of Andover Park's operations plus administrative expenses of the Partnership. Therefore, presentation of pro forma data is inapplicable.

Contingency
-----------

The Partnership, as a nominal defendant, the General Partners of all of the Realmark Partnerships and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York (the"Court"). In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief.

While the defendants deny any liability and have vigorously defended this lawsuit, on August 29, 2001, the parties entered into a Stipulation of Settlement (the "Agreement"). On October 4, 2001, the Court issued an "Order Preliminarily Approving Settlement" that, among other things, calls for a hearing on November 21, 2001 to determine whether the Agreement should be approved by the Court. The Agreement provides, among other things, that:

   * $1 million of the amount owed to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership IV be forgiven.

   * The payable to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership VI-A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

   * All of the Realmark Partnerships' properties be disposed of within 360 days of the hearing order.

The consolidated financial statements do not include any adjustments that might result from the outcome of this matter, pending the action of the Court.

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The net proceeds from the sale of the Andover Park property are in cash and equivalents at September 30, 2001. That balance will be used to pay the remaining trade liabilities of the Partnership with the remainder to be distributed to the limited partners in accordance with the Agreement described above in the contingency note to the financial statements.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART II - Item 6  Exhibits and Reports on Form 8-K
                  --------------------------------

On August 31, 2001, the Partnership filed a Form 8-K, reporting the sale of Andover Park under item 2 thereof.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP IV


       November 14, 2001                        /s/ Joseph M. Jayson
       -----------------                        --------------------------------
             Date                               Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer