Form 10-K
period 2001-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP-IV
filed 2002-04-15
CIK 763698

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]


                       DOCUMENTS INCORPORATED BY REFERENCE
        See Item 14 for a list of all documents incorporated by reference

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

         The Partnership's primary business is to own and operate income-producing real property for the benefit of its partners. As of December 31, 2001, the Partnership has disposed of its last property, Andover Park which was sold on August 16, 2001, for cash of $5,200,000 resulting in a net gain of approximately $2,400,000 to the Partnership for tax purposes. Accordingly, the Partnership is in the process of liquidating.

         The business of the Partnership is not seasonal. As of December 31, 2001, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2001 were employees of the Corporate General Partner or its affiliates.

         This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements. Such statements may not ultimately turn out to be accurate due to, among other things, economic or market conditions.

ITEM 2:  PROPERTIES

         As of December 31, 2001, the Partnership did not own any property investments.

ITEM 3:  LEGAL PROCEEDINGS

         As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships, (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

         On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that:

    o $1 million of the amount owed to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership - IV be forgiven.

    o All of the Realmark Partnerships' properties be disposed of. The General Partners will continue to have primary authority to dispose of the other Partnerships' properties. If either (i) the General Partners have not sold 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the General Partners have not sold 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. As of April 2, 2002, the General Partners have contracted to sell more than 50% of the Partnerships' properties (by value).

         The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2001, there were 2,436 record holders of units of limited partnership interest. In December 2001, the Partnership made a final distribution of its previously undistributed cash reserves. This distribution was made in accordance with the settlement of the lawsuit (Item 3). A total of $903,000 was distributed on behalf of the Limited Partners. Of this amount, $301,000 was paid to legal counsel in accordance with the settlement of the lawsuit and $602,000 was distributed directly to record holders of units of limited partnership interest.

ITEM 6: SELECTED FINANCIAL DATA

                                                    At or for the years ended December 31,
                                  -----------------------------------------------------------------------
                                      2001 (1)       2000            1999          1998           1997
                                  -----------------------------------------------------------------------
Balance sheet data
Net rental property               $        --      2,623,526      2,753,077      7,651,121     17,794,076
Total assets                           83,244      2,777,712      4,582,585      8,385,069     19,088,920
Mortgage loans payable                     --      3,941,815      3,950,000      7,241,726     17,740,913
Partners' deficit                          --     (2,951,306)    (2,437,367)    (2,653,806)    (4,587,643)
                                  =======================================================================
Operating data
Rental income                         555,743        989,105      1,549,105      2,766,367      4,861,019
Other income                          125,311         64,732        240,987        239,128        316,444
                                  -----------------------------------------------------------------------
Total revenue                         681,054      1,053,837      1,790,092      3,005,495      5,177,463
                                  -----------------------------------------------------------------------
Property operating costs              332,461        600,835      1,288,381      2,142,224      2,890,229
Depreciation                               --        132,207             --             --        853,248
Interest expense                      340,884        547,141        972,786      1,990,115      1,917,284
Administrative expenses               202,422        259,069        435,426        934,940      1,094,805
                                  -----------------------------------------------------------------------
Total expenses                        875,767      1,539,252      2,696,593      5,067,279      6,755,566
                                  -----------------------------------------------------------------------
Operating loss                       (194,713)      (485,415)      (906,501)    (2,061,784)    (1,578,103)
Minority interest in operations
of joint ventures                          --        (28,524)        (8,430)         8,277         47,154
Gain on property sales              2,394,378             --      1,131,370      3,509,473             --
Extraordinary loss                   (301,000)            --             --             --             --
Extraordinary gains                 1,654,641             --             --        477,871        150,771
                                  -----------------------------------------------------------------------
Net income (loss)                   3,553,306       (513,939)       216,439      1,933,837     (1,380,178)
                                  =======================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                 (390,241)    (1,532,705)      (872,425)    (3,158,678)       764,823
Investing activities                4,901,047         (2,656)     6,029,414     13,877,140       (823,423)
Financing activities               (4,543,815)       (63,099)    (3,500,057)   (10,688,481)      (329,807)
                                  -----------------------------------------------------------------------
Net increase (decrease) in
cash and equivalents                  (33,009)    (1,598,460)     1,656,932         29,981       (388,407)
                                  =======================================================================
Per limited partnership unit:
Net income (loss)                 $    141.90         (21.34)          4.14          74.98         (57.29)
Distributions                           25.76             --             --             --             --
                                  =======================================================================

(1) The Partnership began reporting on the liquidation basis of accounting effective October 1, 2001. Therefore, operations for the year ended December 31, 2001 are reported on the consolidated statement of changes in net assets in liquidation for the period from October 1, 2001 to December 31, 2001, while operations for the period from January 1, 2001 to September 30, 2001 and for the years ended December 31, 2000, 1999, 1998 and 1997 are reported on the going concern basis on the consolidated statement of operations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

         Since 1998, the Partnership's only remaining property, Andover Park, had been actively marketed for sale. On August 16, 2001, the Partnership sold Andover Park to an unaffiliated entity, for cash of $5,200,000. After satisfaction of the $3,924,000 mortgage loan on the property and payment of closing costs, the net proceeds available amounted to approximately $950,000. Those proceeds enabled the partnership to make a distribution to Limited Partners in the last quarter of 2001 of $602,000 after a payment of $301,000 to the plaintiff's counsel in accordance with the settlement of the lawsuit (Item
3). The remaining net proceeds are required to pay the estimated payables and costs of operating the partnership during liquidation.

         Prior to the sale of Andover Park, the Partnership had continued to incur cash flow deficits and large losses from operations. The Corporate General Partner and its affiliates had regularly advanced funds and/or not taken payment of fees otherwise entitled to whenever it was necessary to cover cash shortfalls. The Corporate General Partner was under no obligation to make the advances. In accordance with the final settlement of the lawsuit, the Corporate General Partner and its affiliates were required to forgive up to $1,000,000 in affiliated party advances. An additional $654,641 was required to be forgiven by the Corporate General Partner and its affiliates because the Partnership did not have sufficient funds to satisfy this liability. Because of the negative cash flows generated by the Partnership over the years, the Partnership did not make any distributions to the partners in more than ten years prior to 2001.

         Limited Partners should be aware that it is possible that they will receive an allocation of income from gain on sale of the Partnerships' properties on which they will be required to pay income taxes and there is no assurance that the distribution detailed above will be sufficient to satisfy these obligations.

         Except as described above and in the consolidated financial statements, the General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations:

         As a result of the sale of the sole remaining property, Andover Park, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective October 1, 2001. Therefore, operations for the period October 1, 2001 to December 31, 2001 are reported on the consolidated statement of changes in net assets in liquidation while the operations for the period January 1, 2001 to September 30, 2001 and for the years ended December 31, 2000 and 1999 are reported on the going concern basis on the consolidated statement of operations.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2001 as compared to 2000

         As discussed above, the Partnership began reporting on a liquidation basis of accounting on October 1, 2001. The decrease in most components of the consolidated statement of operations for the period January 1, 2001 to September 30, 2001 was a result of the remaining property, Andover Park, being sold on August 16, 2001 and rental operations ceasing at that time. There were no individually significant factors which caused changes in revenues and expenses as of September 30, 2001 when compared to the year ended December 31, 2000 other than the sale of Andover Park.

2000 as compared to 1999

         In 2000, when comparing the operations of Andover Park, rental income increased approximately 10% due to occupancy remaining stable after an increase in occupancy in 1999.

         Total expenses, excluding Woodbridge Apartments, decreased approximately 10% for the year ended December 31, 2000 as compared to 1999. Property operations expense, excluding Woodbridge Apartments, decreased approximately 23% primarily due to extensive exterior painting of Andover Park in 1999. Interest expense decreased due to the related liabilities being paid down from the sale of Woodbridge Apartments, which occurred prior to 1999. Depreciation expense increased due to Andover resuming depreciation in the second quarter of 2000 after no depreciation was recorded during 1999 when the property was considered to be "held for sale". Other administrative expenses increased approximately $51,000 due to increased professional fees, while administrative expense to affiliated parties decreased approximately 47% due to a decrease in costs as a result of a reduction in the number of properties owned by the Partnership.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Listed under Item 14 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2001, are listed below. Each director is subject to election on an annual basis.

                                    Title of All Positions Held with
Name                                the Corporate General Partner             Year First Elected to Position
----                                -----------------------------             ------------------------------
Joseph M. Jayson                    Chairman of the Board, President                         1979
                                    and Treasurer

Judith P. Jayson                    Vice President and Director                              1979

         Joseph M. Jayson and Judith P. Jayson, are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:
                                        6

         Joseph M. Jayson, age 63, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 39 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 39 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 20 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 61, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 30 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2001. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership. The General Partners, and the executive officers of the Corporate General Partner, as of December 31, 2001, owned 38.1 units of limited partnership interest. The General Partners and affiliates received their proportionate share, as limited partners, of the distribution paid in the last quarter of 2001.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The properties of the Partnership's subsidiaries were managed by Realmark Corporation, an affiliate of the Partnership's Corporate General Partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the Corporate General Partner were also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions".

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Consolidated Financial Statements                                             Page
                                                                                       ----
         Independent Auditor's Report                                                   F-1
         Consolidated Statement of Net Assets in Liquidation as of
           December 31, 2001                                                            F-2
         Consolidated Statement of Changes in Net Assets in Liquidation
           for the period October 1, 2001 to December 31, 2001                          F-3
         Consolidated Balance Sheet as of December 31, 2000                             F-4
         Consolidated Statements of Operations for the period
           January 1, 2001 to September 30, 2001 and for the years
           ended December 31, 2000 and 1999                                             F-5
         Consolidated Statements of Partners' Deficit for the period January 1,
           2001 to September 30, 2001 and for the years ended December
           31, 2000 and 1999                                                            F-6
         Consolidated Statements of Cash Flows for the period January 1, 2001 to
           September 30, 2001 and for the years ended December 31, 2000 and 1999        F-7
         Notes to Consolidated Financial Statements                                     F-8

         FINANCIAL STATEMENT SCHEDULE

         (i) Schedule III - Real Estate and Accumulated Depreciation                   F-13

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

         2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

            (a) Stipulation of Settlement Agreement dated August 29, 2001 is filed herewith.

            (b) Order and Final Judgment Approving Settlement and Awarding Fees
                and Expenses dated November 29, 2001 is filed herewith.

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

            (b) Joint Venture Agreement with Realmark Property
                Investors Limited Partnership VI - B as filed and amended to date incorporated herein by reference.

            (c) Property sale agreement with an unrelated third-party
                included with the Partnership's report on Form 8-K on August 31, 2001 is incorporated by reference.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - IV

By:      /s/ Joseph M. Jayson                                   April 15, 2002
         ------------------------------------                 ------------------
         JOSEPH M. JAYSON,                                           Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                   April 15, 2002
         ------------------------------------                 ------------------
         JOSEPH M. JAYSON,                                           Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                   April 15, 2002
         ------------------------------------                 ------------------
         JUDITH P. JAYSON,                                           Date
         Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
  Partnership - IV:

We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - IV and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000, and for the period January 1, 2001 to September 30, 2001. In addition, we have audited the consolidated statement of net assets in liquidation as of December 31, 2001, and the related consolidated statement of changes in net assets in liquidation for the period October 1, 2001 to December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1 to the consolidated financial statements, on October 4, 2001, the Partnership adopted a plan of termination and liquidation. As a result, the Partnership has changed its basis of accounting from the going concern to the liquidation basis effective October 1, 2001.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - IV and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, and for the period January 1, 2001 to September 30, 2001, and their net assets in liquidation as of December 31, 2001 and their related changes in net assets in liquidation for the period October 1, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                    TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 25, 2002, except for Note 7,
as to which the date is April 2, 2002

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
                                 AND SUBSIDIARY
               Consolidated Statement of Net Assets in Liquidation
                               (Liquidation Basis)
                                December 31, 2001





Assets:

     Cash                                                        $55,444

     Receivable from affiliated party                             27,800
                                                                 -------

                           Total assets                           83,244

Liabilities - accounts payable and accrued expenses               83,244
                                                                 -------

                           Net assets in liquidation             $    --
                                                                 =======



See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
                                 AND SUBSIDIARY
         Consolidated Statement of Changes in Net Assets in Liquidation
                               (Liquidation Basis)
               For the period October 1, 2001 to December 31, 2001



Partners' deficit at October 1, 2001 (going concern basis)                          $  (745,490)

Adjustments to Liquidation Basis:
     Forgiveness of debt by affiliated parties due to settlement of lawsuit           1,000,000
     Amounts not payable to affiliated parties due to lack of sufficient
         Partnership funds                                                              654,641
     Estimated liability for loss on settlement of lawsuit                             (301,000)
                                                                                    -----------

Net assets in liquidation at October 1, 2001                                            608,151

Operating loss                                                                           (6,151)

Distributions to limited partners                                                      (602,000)
                                                                                    -----------

Net assets in liquidation at December 31, 2001                                      $        --
                                                                                    ===========




See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet
                                December 31, 2000

                           Assets
                           ------

Property and equipment, at cost (including assets held for sale, note 2):
     Land                                                                              $   226,300
     Buildings and improvements                                                          4,357,209
     Furniture and equipment                                                               537,500
                                                                                       -----------

                                                                                         5,121,009

     Less accumulated depreciation                                                       2,497,483
                                                                                       -----------

                           Net property and equipment                                    2,623,526

Cash and equivalents                                                                        88,453
Escrow deposits                                                                              7,862
Deferred mortgage costs, less accumulated amortization of $2,288                            52,626
Other assets                                                                                 5,245
                                                                                       -----------

                           Total assets                                                $ 2,777,712
                                                                                       ===========

              Liabilities and Partners' Deficit
              ---------------------------------

Liabilities:
     Mortgage loans payable                                                              3,941,815
     Accounts payable and accrued expenses                                                 222,614
     Accrued interest payable                                                               28,241
     Payable to affiliated parties                                                       1,466,355
     Security deposits and prepaid rents                                                    69,993
                                                                                       -----------

                           Total liabilities                                             5,729,018
                                                                                       -----------

Partners' deficit:
     General partners                                                                     (424,440)
     Limited partners                                                                   (2,526,866)
                                                                                       -----------

                           Total partners' deficit                                      (2,951,306)
                                                                                       -----------

                           Total liabilities and partners' deficit                     $ 2,777,712
                                                                                       ===========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                Period January 1, 2001 to September 30, 2001 and
                     Years Ended December 31, 2000 and 1999


                                                             2001           2000          1999
                                                             ----           ----          ----
Income:
     Rental                                              $   559,104        989,105      1,549,105
     Interest and other                                      114,208         64,732        240,987
                                                         -----------    -----------    -----------

                           Total income                      673,312      1,053,837      1,790,092
                                                         -----------    -----------    -----------
Expenses:
     Property operations                                     349,362        600,835      1,288,381
     Interest:
         Affiliated parties                                   77,144        146,623        324,016
         Other                                               263,740        400,518        648,770
     Depreciation                                                 --        132,207             --
     Administrative:
         Affiliated parties                                   86,608        102,814        231,850
         Other                                                85,020        156,255        203,576
                                                         -----------    -----------    -----------

                           Total expenses                    861,874      1,539,252      2,696,593
                                                         -----------    -----------    -----------

Loss before minority interest in consolidated joint
     venture operations and gain on sale of properties      (188,562)      (485,415)      (906,501)

Minority interest in consolidated joint
     venture operations                                           --        (28,524)        (8,430)

Gain on sale of properties                                 2,394,378             --      1,131,370
                                                         -----------    -----------    -----------

                           Net income (loss)             $ 2,205,816       (513,939)       216,439
                                                         ===========    ===========    ===========

Net income (loss) per limited partnership unit           $     86.35         (21.34)          4.14
                                                         ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                        23,366         23,366         23,366
                                                         ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
                                 AND SUBSIDIARY
                  Consolidated Statements of Partners' Deficit
                Period January 1, 2001 to September 30, 2001 and
                     Years ended December 31, 2000 and 1999

                                                               Limited Partners
                                               General         ----------------
                                               Partners       Units        Amount
                                               --------       -----        ------
Balances at December 31, 1998                 $ (528,652)       23,366   (2,125,154)

Net income                                       119,630            --       96,809
                                              ----------    ----------   ----------

Balances at December 31, 1999                   (409,022)       23,366   (2,028,345)

Net loss                                         (15,418)           --     (498,521)
                                              ----------    ----------   ----------

Balances at December 31, 2000                   (424,440)       23,366   (2,526,866)

Net income                                       188,222            --    2,017,594
                                              ----------    ----------   ----------

Balances at September 30, 2001                $ (236,218)       23,366     (509,272)
                                              ==========    ==========   ==========



See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                Period January 1, 2001 to September 30, 2001 and
                     Years ended December 31, 2000 and 1999

                                                                            2001           2000            1999
                                                                            ----           ----            ----
Cash flows from operating activities:
     Net income (loss)                                                  $ 2,205,816       (513,939)       216,439
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
              Depreciation and amortization                                  52,626        166,465        150,909
              Minority interest in consolidated joint
                  venture operations                                             --         28,524          8,430
              Gain on sale of properties                                 (2,394,378)            --     (1,131,370)
              Changes in:
                  Escrow deposits                                           (63,312)        69,014        360,629
                  Prepaid expenses                                               --             --         69,613
                  Other assets                                                5,245            (20)         8,745
                  Accounts payable and accrued expenses                     (26,483)       (96,307)      (351,268)
                  Accrued interest payable                                  (28,241)        (4,676)         5,136
                  Payable to affiliated parties                             155,890     (1,183,531)      (130,799)
                  Security deposits and prepaid rents                        52,548          1,765        (78,889)
                                                                        -----------    -----------    -----------

                           Net cash used in operating
                               activities                                   (40,289)    (1,532,705)      (872,425)
                                                                        -----------    -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of properties                                     4,901,047             --      6,029,414
     Additions to property and equipment                                         --         (2,656)            --
                                                                        -----------    -----------    -----------

                           Net cash provided by (used in)
                               investing activities                       4,901,047         (2,656)     6,029,414
                                                                        -----------    -----------    -----------

Cash flows from financing activities:
     Mortgage acquisition costs                                                  --        (54,914)            --
     Repayment of notes payable                                                  --             --       (208,331)
     Principal payments on mortgage loans                                (3,941,815)        (8,185)    (3,291,726)
     Principal payments upon refinancing                                         --     (3,950,000)            --
     Proceeds from refinancing                                                   --      3,950,000             --
                                                                        -----------    -----------    -----------

                           Net cash used in financing
                               activities                                (3,941,815)       (63,099)    (3,500,057)
                                                                        -----------    -----------    -----------

Net increase (decrease) in cash and equivalents                             918,943     (1,598,460)     1,656,932

Cash and equivalents at beginning of period                                  88,453      1,686,913         29,981
                                                                        -----------    -----------    -----------

Cash and equivalents at end of period                                   $ 1,007,396         88,453      1,686,913
                                                                        ===========    ===========    ===========

Supplemental disclosure of cash flow
     information - cash paid for interest                               $   211,114        373,602        816,741
                                                                        ===========    ===========    ===========

See accompanying notes to consolidated financial statements.
                                       F-7

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(1)  Liquidation of the Partnership

     On August 16, 2001, the Partnership sold its remaining property investment, Andover Park. On October 4, 2001, when the Court issued an "Order Preliminary Approving Settlement" (note 7), the Partnership adopted a plan of termination and liquidation under which obligations to non-affiliates will be paid and net proceeds will be distributed to the Limited Partners.

(2)  Formation and Operation of Partnership

     Realmark Property Investors Limited Partnership - IV (the Partnership) is a
         Delaware limited partnership formed on February 12, 1985, to invest in a diversified portfolio of income producing real estate investments.

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

(3)  Summary of Significant Accounting Policies

     (a) Basis of Accounting and Consolidation

         As a result of the plan of termination and liquidation, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis effective October 1, 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

         In estimating liquidation values, it was determined by the Partnership, in connection with the settlement of the lawsuit (note 7), that the Corporate General Partner and its affiliates were required to forgive $1,000,000 in affiliated party advances and that there would not be sufficient funds to pay any of the remaining amounts due to affiliated parties. Accordingly, $654,641 was written off under the liquidation basis. In addition, fees paid to plaintiffs' legal counsel, amounting to $301,000, were recorded as a loss on settlement of the lawsuit.

         The accompanying consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiary, Willowcreek/Realmark Limited Partnership which owned Andover Park Apartments, a 215 unit apartment complex located in Greenville, South Carolina, acquired in 1986. Andover Park Apartments was sold on August 16, 2001.

         In consolidation, all intercompany accounts and transactions have been eliminated.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(3)  Summary of Significant Accounting Policies, Continued

     (b) Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Significant improvements are capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets.

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

         In 1998, management entered into a plan to dispose of the Andover
              Park property with a carrying amount of $2,623,526 at December 31, 2000. Andover Park incurred net losses of approximately $299,351 and $304,246 for the years ended December 31, 2000 and 1999. Effective April 1, 2000, management discontinued its formal plans to sell the property. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 2000 and 1999 totaled approximately $44,000 and $340,000. Effective January 1, 2001, management began formally marketing the Andover Park property for sale. Depreciation expense not recorded for the period January 1, 2001 to September 30, 2001 was approximately $130,000.

     (d) Cash and Equivalents

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.
                                       F-9

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(3)  Summary of Significant Accounting Policies, Continued

     (e) Deferred Mortgage Costs

         Costsincurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

     (f) Joint Ventures

         The Partnership's minority interests in joint ventures are accounted for on the equity method.

     (g) Rental Income

         Rental income is recognized as earned according to the terms of the leases that are generally for periods of one year or less, payable monthly. Delinquent rents are not recorded.

     (h) Per Unit Data

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the period.

     (i) Fair Value of Financial Instruments
         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2001.

     (j) Income Taxes

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2001, net assets for financial reporting purposes were equal to the tax bases of the net assets.

     (k) Segment Information

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

(4)  Mortgage Loan Payable

     8.32% mortgage loan payable with total monthly payment of $29,870. The mortgage is secured by the Andover Park Apartments Property. The balance of the mortgage loan payable amounted to $3,941,815 at December 31, 2000. This mortgage was repaid in 2001 in connection with the sale of Andover Park Apartments.
                                      F-10

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(5)  Minority Interest of Related Party in Lakeview Joint Venture

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

     A reconciliation of the minority interest share in the Lakeview Joint
         Venture is as follows:

                                                                                          2000                1999
                                                                                          ----                ----
         Balance at beginning of year                                                  $   28,524            36,954
         Allocated income                                                                 (28,524)           (8,430)
                                                                                       ----------            ------

         Balance at end of year                                                        $       --            28,524
                                                                                       ==========            ======

(6)  Related Party Transactions

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                     Liquidation
                                                       period
                                                    October 1 to     January 1 to               Years ended
                                                      December         September                December 31,
                                                      31, 2001         30, 2001            2000              1999
                                                      --------         --------            ----              ----
         Property management fees
              based ona percentage
              (generally 5%) of rental
              income                                $       --            29,228           51,530            83,345

         Reimbursement for cost of
              services to the Partnership
              that include investor relations,
              marketing of properties,
              professional fees, communications,
              supplies, accounting, printing,
              postage and other items                     8,541           57,380           51,284           148,505
                                                    -----------           ------         --------           -------

                                                    $     8,541           86,608          102,814           231,850
                                                    ===========           ======         ========           =======

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-IV
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(6)  Related Party Transactions, Continued

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Payables to affiliated parties are payable on demand and bear interest at 11%.

     In 2001, in connection with the settlement of the lawsuit (note 7), amounts due to affiliated parties of up to $1,000,000 were forgiven by the General Partners and its affiliates. An additional $654,641 was required to be forgiven by the Corporate General Partner and its affiliates because the Partnership did not have sufficient funds to satisfy this liability.

(7)  Settlement of Lawsuit

     As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

     On August 29, 2001, the parties entered into a Stipulation of Settlement
         (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that:

         o $1 million of the amount owed to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership - IV be forgiven.

         o All of the Realmark Partnerships' properties be disposed of. The General Partners will continue to have primary authority to dispose of the other Partnerships' properties. If either (i) the General Partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the General Partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. As of April 2, 2002, the General Partners have contracted to sell more than 50% of the Partnerships' properties (by value).

     The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

                                                                                                  Schedule III
                                                                                                  ------------

                            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - IV
                                              AND SUBSIDIARY
                                 Real Estate and Accumulated Depreciation
                                     December 31, 2001, 2000 and 1999




(1)  Cost for Federal income tax purposes - none.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2001, 2000 and 1999 follows:

                                                                       2001              2000             1999
                                                                       ----              ----             ----
         Balance at beginning of year                            $    4,583,509        4,580,853       12,011,696
         Additions                                                           -             2,656                -
         Dispositions(5)                                             (4,583,509)              --       (7,430,843)
                                                                 --------------      -----------      -----------

         Balance at end of year                                  $           --        4,583,509        4,580,853
                                                                 ==============      ===========      ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 follows:

                                                                      2001              2000             1999
                                                                      ----              ----             ----
         Balance at beginning of year                            $    1,959,983        1,827,776        4,360,575
         Depreciation expense                                                --          132,207               --
         Dispositions (5)                                            (1,959,983)              --       (2,532,799)
                                                                 --------------      -----------       ----------

         Balance at end of year (4)                              $           --        1,959,983        1,827,776
                                                                 ==============      ===========       ==========

(4)  Balance applies entirely to buildings and improvements.
(5)  Sale of Andover Park Apartments in 2001.